Form 10-Q
period 1996-06-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1996-09-04
CIK 761236

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended June 30, 1996

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 2-95449


                     NATIONAL PROPERTIES INVESTMENT TRUST
              Formerly Richard Roberts Real Estate Growth Trust I
            (Exact name of registrant as specified in its charter)



         Massachusetts                                  06-6290322
- --------------------------------                  ----------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                    Identification Number)


  P.O. Box 148 Canton Center,  CT                         06020
- ----------------------------------------                 -------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code:    (860) 678-1109



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

                                    PART I
                                    ------

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                     NATIONAL PROPERTIES INVESTMENT TRUST

                                     INDEX


     Accountants' Review Report

     Comparative Balance Sheet as of June 30 and December 31, 1995

     Comparative Statement of Operations for the Six Months Ended June 30, 1996 and 1995

     Comparative Statement of Changes in Shareholders' Equity for the Six Months Ended June 30, 1996 and 1995

     Comparative Statement of Cash Flows for the Six Months Ended June 30, 1996 and 1995

     Notes to the Financial Statements

                        BERNARDI, ALFIN & KOOS, L.L.C.
                         CERTIFIED PUBLIC ACCOUNTANTS
                             80 SOUTH MAIN STREET
                    WEST HARTFORD, CONNECTICUT  06107-2408
                                _______________
                  TEL: (860) 521-3430     FAX: (860) 521-6148

JOSEPH A. BERNARDI, CPA                                   JOHN T. SALEMI, CPA
JEFFREY S. ALFIN, CPA                                     CARLO M. SPARAGNA, CPA
KENNETH J. KOOS, CPA                                         _______________
                                                          ROBERT H. LONDON, CPA


                                August 12, 1996

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have reviewed the accompanying balance sheet of National Properties Investment Trust as of June 30, 1996 and the related statements of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 1996 and 1995, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1996 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

A review of interim financial information consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 28, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                             Respectfully submitted,
                             /s/BERNARDI, ALFIN & KOOS
                             BERNARDI, ALFIN & KOOS, L.L.C.
                             Certified Public Accountants

                     NATIONAL PROPERTIES INVESTMENT TRUST
                     ------------------------------------
                          CANTON CENTER, CONNECTICUT
                          --------------------------
                           COMPARATIVE BALANCE SHEET
                           -------------------------
                        See Accountants' Review Report

                                                               June 30,             December 31,
                                                                1996                    1995
                                                                ----                    ----
ASSETS:
- -------
  Investments in real estate and personal property          $     923,486         $     930,294
  Cash and cash equivalents                                        64,395               108,081
  Receivables                                                      25,925                13,911
  Other assets                                                     42,737                50,002
                                                              -----------           -----------

TOTAL ASSETS                                                $   1,056,543         $   1,102,288
                                                              ===========           ===========

LIABILITIES:
- ------------
  Accounts payable and accrued expenses                     $      23,677         $      25,121
  Security deposits held                                           18,196                18,196
  Mortgage payable                                                585,117               598,353
                                                              -----------           -----------
     Total Liabilities                                            626,990               641,670
                                                              ===========           ===========

SHAREHOLDERS' EQUITY:
- ---------------------
  Shares of beneficial interest, no par value, unlimited
   authorization, shares issued and outstanding were
   718,860 in 1996 and 718,860 in 1995                         11,735,447            11,735,447
  Accumulated deficit                                         (11,305,894)          (11,274,829)
                                                              -----------           -----------
     Total Shareholders' Equity                                   429,553               460,618
                                                              -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $   1,056,543         $   1,102,288
- ------------------------------------------                    ===========           ===========

The accompanying notes are an integral part of the financial statements.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                     ------------------------------------
                          CANTON CENTER, CONNECTICUT
                          --------------------------
                     COMPARATIVE STATEMENT OF OPERATIONS
                     -----------------------------------
                       See Accountants' Review Report




                                                                   For the Six Months Ended
                                                                             June 30,
                                                                             --------
                                                                      1996              1995
                                                                      ----              ----
PROPERTY OPERATIONS:
- -------------------
  Gross rental income                                         $   178,648          $   179,437
  Rental expenses                                                 122,364              103,181
                                                                ---------            ---------
    Net Income from Property Operations                            56,284               76,256
                                                                ---------            ---------

OTHER INCOME (EXPENSE):
- -----------------------
  Interest income                                                   1,033                 --
  General and administrative expenses                             (52,043)             (65,293)
                                                                ----------           ----------
    Total Other Income (Expense)                                  (51,010)             (65,293)
                                                                ---------            ---------

NET INCOME                                                    $     5,274           $   10,963
- ----------                                                      =========            =========

INCOME PER SHARE OF BENEFICIAL INTEREST                       $      0.01           $     0.02
- ---------------------------------------                         =========            =========

AVERAGE NUMBER OF SHARES OF BENEFICIAL
- --------------------------------------
INTEREST                                                          718,860              715,242
- --------                                                        =========            =========



The accompanying notes are an integral part of the financial statements.


                     NATIONAL PROPERTIES INVESTMENT TRUST
                     ------------------------------------
                          CANTON CENTER, CONNECTICUT
                          --------------------------
           COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                        See Accountants' Review Report



                                                  For Six Months Ended             For Six Months Ended
                                                        June 30,                         June 30,
                                                        --------                         --------

                                                          1996                              1995
                                                ------------------------          ------------------------
                                                Shares            Amount          Shares            Amount
                                                ------            ------          ------            ------
SHARES OF BENEFICIAL INTEREST
- -----------------------------
  Balance - Beginning of the Period             718,860     $    11,735,447       718,860     $    11,735,447
                                                -------      --------------       -------      --------------
  Balance - End of the Period                   718,860     $    11,735,447       718,860     $    11,735,447
                                                =======      ==============       =======      ==============

ACCUMULATED DEFICIT
- -------------------
  Balance - Beginning of the Period                         $   (11,274,829)                  $   (11,327,800)

  Net Income                                                          5,274                            10,963

  Dividends paid                                                    (36,339)                           -
                                                             ---------------                   ---------------

  Balance - End of the Period                               $   (11,305,894)                  $   (11,316,837)
                                                             ===============                   ===============




   The accompanying notes are an integral part of the financial statements.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                     ------------------------------------
                          CANTON CENTER, CONNECTICUT
                          --------------------------
                      COMPARATIVE STATEMENT OF CASH FLOWS
                      -----------------------------------
                Increase (Decrease) in Cash and Cash Equivalents
                        See Accountants' Review Report

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                                   1996           1995
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
  Net income                                                                $     5,274       $   10,963
                                                                               --------          -------

   Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                            24,482           10,586
        Changes in Assets and liabilities:
          Receivables                                                           (12,014)          (3,245)
          Other assets                                                            2,777            5,984
          Accounts payable and accrued expenses                                  (1,444)           9,450
                                                                                -------          -------
             Total Adjustments                                                   13,801           22,775
                                                                                -------          -------
  Net Cash Provided by Operating Activities                                      19,075           33,738
                                                                                -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
  Purchase of personal property                                                 (13,286)             -
                                                                                -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
  Principal payment on debt                                                     (13,236)         (17,785)
  Dividends paid                                                                (36,339)             -
                                                                                -------          -------
        Net Cash Used In Financing Activities                                   (49,575)         (17,785)
                                                                                -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (43,686)          15,953
- ----------------------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                              108,081            3,378
- --------------------------------------------------                              -------          -------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                $    64,395       $   19,331
============================================                                    =======          =======

The accompanying notes are an integral part of the financial statements.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization and Summary of Accounting Policies:
         ------------------------------------------------
         A. Organization:
            ------------
            National Properties Investment Trust (formerly Richard Roberts Real Estate Growth Trust I) (the "Trust") was organized on January 16, 1985 as a Massachusetts Business Trust. The Trust invests directly in equity interests in commercial, industrial and/or residential properties in the United States which have income-producing capabilities and intends to hold its properties for long-term investment (approximately four to seven years). The Trust currently owns a single property located in central Florida. Due to past adverse conditions in the real estate market, and the economy in general, the Trustees have determined that it would be necessary to extend the holding period for its property beyond the property's anticipated four to seven years. The results of the Trust's operations depend upon the Trust's property's competitive position in its respective leasing market. The Shoppes at Lake Mary, a strip shopping center located in Lake Mary, Florida, is the Trust's sole remaining property. The Trust extends credit to its lessees in the State of Florida.

        B.  Method of Accounting:
            ---------------------
            The financial statements of the Trust have been prepared on the accrual basis of accounting.

        C.  Cash Equivalents:
            -----------------
            For financial statement purposes, the Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        D.  Income Taxes:
            -------------
            The Trust has made for prior years, and intends to make for 1996, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended June 30, 1996 and June 30, 1995. However, the Trust is subject to state income taxes, where applicable.

        E.  Depreciation:
            -------------
            Depreciation was computed using the straight-line method over an estimated depreciable life of 40 years for real property, 7 years for personal property, and over the life of the related lease for tenant improvements.

         F. Accumulated Deficit:
            --------------------
            The accumulated deficit, reported as a reduction of Shareholders' Equity, includes net losses recognized and distributions made to Shareholders as a return of capital invested.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization and Summary of Accounting Policies: (Continued)
         ------------------------------------------------
         G.  Use of Estimates:
             -----------------
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - Related Party Transactions:
         ---------------------------
             The Trust has entered into a temporary management agreement with the Managing Trustee for a one year term. The agreement calls for the Managing Trustee to be paid $4,000 per month plus Trust related expenses. The Trust paid the Managing Trustee $22,000 as compensation for managing the Trust property for the six months ended June 30, 1996. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent is being charged to the Trust.

NOTE 3 - Earnings Per Share:
         -------------------
             Earnings per Share of Beneficial Interest are computed on the weighted average number of Shares of Beneficial Interest outstanding during the period.

NOTE 4 - Investment in Real Estate and Personal Property:
         ------------------------------------------------
             The Trust purchased The Shoppes at Lake Mary, a 38,125 square foot shopping center located in Lake May, Florida on March 31, 1986 for $3,200,000. Pursuant to the purchase agreement, the seller guaranteed that the revenues generated by the project during the first two years of its operation would be at least equal to the aggregate of all expenses incurred in connection with the use and operation of the project during each such year plus $360,000. The seller placed $300,000 of the purchase price in an interest bearing escrow account as security for the guarantee. On September 26, 1986, the Trust released the seller from the guarantee in consideration for the funds held in escrow. The funds held in escrow were forwarded to the Trust on October 2, 1986. The basis of the property acquired has been reduced by the amount received under the terms of the cash flow guarantee. On December 31, 1991 the Trust reduced the book value of real property by $1,677,901 to its net realizable value.

             All of the Trust's property are recorded at historical cost, except for it's real property which is recorded at its historical cost, less $310,762 for the reduction in basis due to the release of funds escrowed at closing, and less $1,677,901 loss reserve to reduce the property value to its net realizable value.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Investment in Real Estate and Personal Property: (Continued)
         ------------------------------------------------
                The Trust's property and equipment are as follows:

                                                                     The Shoppes at Lake Mary
                                                                       June 30,     December 31,
                                                                         1996           1995
                                                                         ----           ----
     Land                                                          $   195,299     $  195,299
     Buildings                                                       1,147,584      1,147,584
     Tenant Improvements                                               198,715        188,925
     Furnishings and Equipment                                          19,545         16,149
                                                                     ---------      ---------
        Total                                                        1,561,143      1,547,957
     Less: Accumulated Depreciation                                 (  637,657)    (  617,663)
                                                                     ---------      ---------
     Net Investment in Real Estate
     and Personal Property                                         $   923,486     $  930,294
                                                                     =========      =========
NOTE 5- Receivables:
        ------------
            Receivables consist of the following:


                                                                      6/30/96       12/31/95
                                                                     ---------      ---------
             Tenant Receivables                                    $    25,925     $   13,911
             Allowance for Doubtful Accounts                                 -              -
                                                                     ---------      ---------
             Tenant Receivables net of Allowance                   $    25,925     $   13,911
                                                                     =========      =========
NOTE 6 - Mortgages Payable:
         -----------------

                                                                      6/30/96       12/31/95
                                                                     ---------      ---------
             Mortgage payable in monthly
             installments of principal of $7,201
             plus interest charged at 2% over
             prime on the outstanding balance.
             The balance of principal & interest is
             due in full in October, 1998.  The
             loan is secured by a first mortgage
             lien on the Shoppes at Lake Mary.                     $   585,117     $  598,353
                                                                     =========      =========

             The following sets forth the principal payments due on the mortgages payable:



                        June 30, 1997    24,706
                        June 30, 1998    27,497
                        June 30, 1999   532,914

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

 NOTE 7- Tenant Leases:
         --------------
                The Trust has entered into operating lease agreements with tenants of its rental property which have various termination dates. Certain leases also contain provisions for inflationary increases and the pass through of a portion of operating expenses under specified circumstances. Future minimum lease payments under noncancellable operating leases are as follows:

                        1997    $ 301,952
                        1998      150,113
                        1999       84,355
                        2000       52,150
                        2001       13,023
                                  -------
                        Total   $ 601,593
                                  =======

NOTE 8- Dividends Paid to Shareholders:
        -------------------------------
                A one time dividend was paid on January 29, 1996, to shareholders of record as of September 30, 1995, of $0.05 per share. This dividend was a return of capital to the shareholders. The dividend was declared by the sole vote of the Managing Trustee and was approved by the shareholder's at their annual meeting held June 28, 1996.

NOTE 9- Contingencies:
        --------------
                George Knude, an Independent Trustee, resigned on November 13, 1995. A successor Trustee, Jay W. Goldman, was elected by the shareholder's at their annual meeting held June 28, 1996. The Declaration of the Trust requires a new Trustee to be appointed within 60 days. Additionally, prior to June 28, 1996, Peter Stein, the Managing Trustee had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Prior to June 28, 1996, Peter Stein and Salvatore Carabetta were the sole Trustees and since a majority of Trustees need to be present to have a vote, both Trustees need to be present to hold a vote.

                A trustee meeting has not been called, which has delayed the full implementation of the self managed trust organization. The Trustees need to draft an amended and restated Declaration of Trust to define the powers and limitations on the Officers and Board of Directors of the Trust for a vote by the shareholders. A group of Trustee's has not been appointed to serve as the Board of Directors to oversee the management of the Trust by the Managing Trustee.

                Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 10- Supplemental Disclosure of Cash Flow Information:
         -------------------------------------------------

                                                    6-30-96      6-30-95
                                                    -------      -------
         Cash paid during the year -
             Income taxes                          $   -        $   -
             Interest                              $ 30,945     $ 22,346


NOTE 11- Reclassifications:
         ------------------
                Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

NATIONAL PROPERTIES INVESTMENT TRUST (the "Trust") was organized on January 16, 1985, as a Massachusetts Business Trust. On July 23, 1993, the Trust changed its name from Richard Roberts Real Estate Growth Trust I to its current name. The Trust has made for 1995 and prior years, and intends to make for 1996, an election to file as a real estate investment trust REIT under the provisions of the Internal Revenue Code and intends to maintain this status as long as it will benefit the Trust's shareholders. The Trust considers its business to be operating in one industry segment, investment in real property

Liquidity and Capital Resources
- -------------------------------

The Trust's primary cash requirements are for capital expenditures and operating expenses, including utilities, insurance, sales taxes, maintenance and management costs. Historically, the Trust's primary sources of cash have been from operations and bank borrowings.

At June 30, 1996 the Trust has cash of approximately $64,395, which is comprised almost entirely of proceeds from the refinancing of the first and second mortgages on the Trust's property. The proceeds were used to repay the first and second mortgages, in which the first mortgage was due in December 1996, to pay the prior years and current years property taxes, to provide working capital to perform tenant improvements for two new tenants, to provide capital to install sewer lines mandated by the Town of Lake Mary, and to provide funds to issue a shareholder dividend. The Trust anticipates the need for $75,000 to $100,000 for capital expenditures for mandated new sewer lines and tenant improvements during 1996.

The Trust is currently searching for potential new properties for acquisition. When a new property is identified, the Trust plans to raise new capital or exchange shares of beneficial interest to finance the purchase of the property. In exchange for capital raised, the Trust intends to issue stock to the new investors. This stock will be in addition to the stock now outstanding for the Trust. Currently no new properties have been contracted for purchase and no new capital has been raised.

The principal assets of the Trust consists of an equity position in an income producing commercial property and cash.

Inflation
- ---------

Inflation has been consistently low during the periods presented in these financial statements and, as a result, has not had a significant effect on the operations of the Trust.

Competition
- -----------

The Trust's remaining property investment is subject to competition from similar types of properties in the vicinity in which it is located. While the market in which the property operates is experiencing a recovery, the property values generally remain below the highs realized in the mid-1980's. The properties current 97% occupancy rate, and the Trust's holding of several long-term leases with automatic escalation clauses, are indicators that the Trust is not currently facing heavy competition for tenants.

Results of Operations
- ---------------------

For the six months ended June 30, 1996, the Trust reported net income from property operations (before General and Administrative expenses) of $56,284 as compared to net income from property operations of $76,256 for the six months ended June 30, 1995. This decrease is related to increased repairs and maintenance and insurance costs. Also, the Trust experienced a net income from operations of $5,274 for the six months ended June 30, 1996, compared to a income of $10,963 for the six months ended June 30, 1995. The difference is primarily due to the increase in rental expenses partially offset by reduction in costs associated with operational expenses, and the travel and related costs incurred with evaluating new investments.

The Managing Trustee is continuing, conversations with other REIT and real estate portfolios concerning merging in order for both entities to benefit from the ability to share overhead. The Trustee's primary goal is to protect the shareholder's current investment and to enhance their current return by reduced general and administrative costs. These conversations are preliminary and the Managing Trustee is unable to predict whether such a merger will become a reality and if consummated, whether the shareholders will receive an increased return on their investment. While this direction is not without risk, the Managing Trustee feels it is in the best interest of the Shareholders.

                                    PART II
                                    -------

                               OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS.

             NONE



ITEM 2.     CHANGES IN SECURITIES.

             NONE


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

             NOT APPLICABLE



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF BENEFICIAL
           INTEREST

The following items were submitted for a vote of the shareholders of beneficial interest and were approved, at the annual meeting of the shareholder's held June 28, 1996:

     1. A new Trustee, Jay W. Goldman, was elected to fill the vacancy caused by the resignation of George Kunde.

     2.  The dividend issued in January 1996 was approved.

     3. Approved a temporary employment agreement with Peter Stein, as Managing Trustee, and the Trust. The agreement provides for compensation of $4,000 per month plus Trust related expenses. The term of the agreement is for one year or until the By-laws are changed.

ITEM 5.     OTHER INFORMATION.

             NONE


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

             NONE FILED FOR THE QUARTER

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES INVESTMENT TRUST



Date: ___________________   By:   __________________________________
                                  Peter M. Stein
                                  Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                     Title                           Date



___________________________   Managing Trustee                ______________
Peter M. Stein