Form 10-Q/A
period 1996-06-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1996-11-12
CIK 761236

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A

                                Amendment NO. 1


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended June 30, 1996

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 2-95449


                     NATIONAL PROPERTIES INVESTMENT TRUST
              Formerly Richard Roberts Real Estate Growth Trust I
            (Exact name of registrant as specified in its charter)



         Massachusetts                                  06-6290322
--------------------------------                  ----------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                    Identification Number)


  P.O. Box 148 Canton Center,  CT                         06020
----------------------------------------                 -------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code:    (860) 678-1109



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

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