Form 10-Q
period 1996-09-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1996-11-12
CIK 761236

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 1996

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 2-95449


                     NATIONAL PROPERTIES INVESTMENT TRUST
              Formerly Richard Roberts Real Estate Growth Trust I
            (Exact name of registrant as specified in its charter)




         Massachusetts                                        06-6290322
--------------------------------                      --------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)


  P.O. Box 148 Canton Center,  CT                               06020
----------------------------------------                      ---------
(Address of Principal Executive Offices)                      (Zip Code)


     Registrant's Telephone Number, Including Area Code:    (860) 678-1109




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.       Yes   X         No
                                                    -----          -----

                                    PART I
                                    ------

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                     NATIONAL PROPERTIES INVESTMENT TRUST

                                     INDEX


     Accountants' Review Report

     Comparative Balance Sheet as of September 30, 1996 and December 31, 1995

     Comparative Statement of Operations for the Nine Months Ended September 30, 1996 and 1995

     Comparative Statement of Changes in Shareholders' Equity for the Nine Months Ended September 30, 1996 and 1995

     Comparative Statement of Cash Flows for the Nine Months Ended September 30, 1996 and 1995

     Notes to the Financial Statements

          [LETTERHEAD OF BERNARDI, ALFIN & KOOS, L.L.C. APPEARS HERE]


                                       November 11, 1996

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have reviewed the accompanying balance sheet of National Properties Investment Trust as of September 30, 1996 and the related statements of operations, changes in shareholders' equity and cash flows for the nine months ended September 30, 1996 and 1995, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1996 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

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

                                       Respectfully submitted,
                                       /s/ Bernardi Alfin & Koos
                                       BERNARDI, ALFIN & KOOS, L.L.C.
                                       Certified Public Accountants

                     NATIONAL PROPERTIES INVESTMENT TRUST
                     ------------------------------------
                          CANTON CENTER, CONNECTICUT
                          --------------------------
                           COMPARATIVE BALANCE SHEET
                           -------------------------
                        See Accountants' Review Report

                                                                                   September 30,             December 31,

                                                                                       1996                     1995
                                                                                       ----                     ----
ASSETS:
-------
  Investments in real estate and personal property                              $       917,045          $       930,294
  Cash and cash equivalents                                                              75,054                  108,081
  Receivables                                                                            23,196                   13,911
  Other assets                                                                           38,561                   50,002
                                                                                  -------------            -------------

TOTAL ASSETS                                                                    $     1,053,856          $     1,102,288
------------                                                                      =============            =============


LIABILITIES:
------------
  Accounts payable and accrued expenses                                         $        28,575          $        25,121
  Security deposits held                                                                 18,196                   18,196
  Mortgage payable                                                                      579,186                  598,353
                                                                                  -------------            -------------
     Total Liabilities                                                                  625,957                  641,670
                                                                                  -------------            -------------

SHAREHOLDERS' EQUITY:
---------------------
  Shares of beneficial interest, no par value, unlimited
   authorization, shares issued and outstanding were
   718,860 in 1996 and 718,860 in 1995                                               11,735,447               11,735,447
  Accumulated deficit                                                               (11,307,548)             (11,274,829)
                                                                                  -------------            -------------
     Total Shareholders' Equity                                                         427,899                  460,618
                                                                                  -------------            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     1,053,856          $     1,102,288
------------------------------------------                                        =============            =============

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

                                                                                                 For the Nine Months Ended
                                                                                                        September 30,
                                                                                                        -------------
                                                                                                   1996               1995
                                                                                                   ----               ----
PROPERTY OPERATIONS:
--------------------
  Gross rental income                                                                         $    260,265       $    259,518
  Rental expenses                                                                                  184,054            125,333
                                                                                                ----------         ----------
    Net Income from Property Operations                                                             76,211            134,185
                                                                                                ----------         ----------
OTHER INCOME (EXPENSE):
-----------------------
  Interest income                                                                                    1,342              -
  General and administrative expenses                                                              (73,933)          (104,241)
                                                                                                ----------         ----------
    Total Other Income (Expense)                                                                   (72,591)          (104,241)
                                                                                                ----------         ----------

NET INCOME                                                                                    $      3,620       $     29,944
----------                                                                                      ==========         ==========


INCOME PER SHARE OF BENEFICIAL INTEREST                                                       $       0.01       $       0.04
---------------------------------------                                                         ==========         ==========

AVERAGE NUMBER OF SHARES OF BENEFICIAL INTEREST                                                    718,860            717,372
-----------------------------------------------                                                 ==========         ==========

The accompanying notes are an integral part of the financial statements.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                     ------------------------------------
                          CANTON CENTER, CONNECTICUT
                          --------------------------
           COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                        See Accountants' Review Report

                                                          For the Nine Months Ended                    For the Nine Months Ended
                                                                September 30,                                September 30,
                                                                -------------                                -------------

                                                                    1996                                         1995
                                                     -----------------------------------         -----------------------------------

                                                        Shares                 Amount               Shares                 Amount
                                                        ------                 ------               ------                 ------
SHARES OF BENEFICIAL INTEREST
-----------------------------
  Balance - Beginning of the Period                     718,860      $      11,735,447               718,860      $      11,735,447

                                                      ---------        ---------------            ----------        ---------------
  Balance - End of the Period                           718,860      $      11,735,447               718,860      $      11,735,447
                                                      =========        ===============            ==========        ===============


ACCUMULATED DEFICIT
-------------------
  Balance - Beginning of the Period                                  $     (11,274,829)                           $     (11,327,800)


  Net income                                                                     3,620                                       29,944

  Dividends paid                                                               (36,339)                                     -
                                                                       ---------------                              ---------------

  Balance - End of the Period                                        $     (11,307,548)                           $     (11,297,856)

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

                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                                     -------------
                                                                                                1996               1995
                                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                                               $      3,620       $     29,944
                                                                                             ----------         ----------
  Adjustments to reconcile net income to net cash
  provided by operating activities

    Depreciation and amortization                                                                37,329             35,047
    Changes in  Assets and Liabilities:
      Receivables                                                                                (9,285)            (2,645)
      Other assets                                                                                4,709              -
      Accounts payable and accrued expenses                                                       3,454            (41,988)
                                                                                             ----------         ----------
        Total Adjustments                                                                        36,207             (9,586)
                                                                                             ----------         ----------
  Net Cash Provided By Operating Activities                                                      39,827             20,358
                                                                                             ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchase of personal property                                                                 (17,348)             -

                                                                                             ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Principal payments on debt                                                                    (19,167)           (22,887)
  Dividends paid                                                                                (36,339)             -
                                                                                             ----------         ----------
    Net Cash Used In Financing Activities                                                       (55,506)           (22,887)
                                                                                             ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (33,027)            (2,529)
----------------------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                              108,081              3,378
--------------------------------------------------                                           ----------         ----------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                               $     75,054       $        849
============================================                                                 ==========         ==========

The accompanying notes are an integral part of the financial statements.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization and Summary of Accounting Policies:
         ------------------------------------------------
         A. Organization:
            -------------
             National Properties Investment Trust (formerly Richard Roberts Real Estate Growth Trust I) (the "Trust") was organized on January 16, 1985 as a Massachusetts Business Trust. The Trust invests directly in equity interests in commercial, industrial and/or residential properties in the United States which have income-producing capabilities and intends to hold its properties for long-term investment (approximately four to seven years). The Trust currently owns a single property located in central Florida. Due to past adverse conditions in the real estate market, and the economy in general, the Trustees have determined that it would be necessary to extend the holding period for its property beyond the property's anticipated four to seven years. The results of the Trust's operations depend upon the Trust's property's competitive position in its respective leasing market. The Shoppes at Lake Mary, a strip shopping center located in Lake Mary, Florida, is the Trust's sole remaining property. The Trust extends credit to its lessees in the State of Florida.

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

         D.  Income Taxes:
             -------------
             The Trust has made for prior years, and intends to make for 1996, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended September 30, 1996 and September 30, 1995. However, the Trust is subject to state income taxes, where applicable.

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

NOTE 2 - Related Party Transactions:
         ---------------------------
             The Trust has entered into a temporary management agreement with the Managing Trustee for a one year term. The agreement calls for the Managing Trustee to be paid $4,000 per month plus Trust related expenses. The Trust paid the Managing Trustee $34,000 as compensation for managing the Trust property for the nine months ended September 30, 1996. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent is being charged to the Trust.

             The Trust gave Salvatore Carabetta, a Trustee of the Trust, a hold harmless agreement in exchange for Mr. Carabetta's resignation as Trustee of the Trust during July 1996.

NOTE 3 - Earnings Per Share:
         -------------------
             Earnings per Share of Beneficial Interest are computed on the weighted average number of Shares of Beneficial Interest outstanding during the period.

NOTE 4 - Investment in Real Estate and Personal Property:
         ------------------------------------------------
             The Trust purchased The Shoppes at Lake Mary, a 38,125 square foot shopping center located in Lake Mary, Florida on March 31, 1986 for $3,200,000. Pursuant to the purchase agreement, the seller guaranteed that the revenues generated by the project during the first two years of its operation would be at least equal to the aggregate of all expenses incurred in connection with the use and operation of the project during each such year plus $360,000. The seller placed $300,000 of the purchase price in an interest bearing escrow account as security for the guarantee. On September 26, 1986, the Trust released the seller from the guarantee in consideration for the funds held in escrow. The funds held in escrow were forwarded to the Trust on October 2, 1986. The basis of the property acquired has been reduced by the amount received under the terms of the cash flow guarantee. On December 31, 1991 the Trust reduced the book value of real property by $1,677,901 to its net realizable value .

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

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Investment in Real Estate and Personal Property: (Continued)
         ------------------------------------------------
             The Trust's property and equipment are as follows:

                                                 The Shoppes at Lake Mary
                                           September 30,           December 31,
                                               1996                    1995
                                               ----                    ----
    Land                                   $   195,299             $   195,299
    Buildings                                1,147,584               1,147,584
    Tenant Improvements                        202,877                 188,925
    Furnishings and Equipment                   19,545                  16,149
                                           -----------             -----------
      Total                                  1,565,305               1,547,957
    Less: Accumulated Depreciation         (   648,260)             (  617,663)
                                           -----------             -----------
    Net Investment in Real Estate
    and Personal Property                  $   917,045             $   930,294
                                           ===========             ===========

NOTE 5 - Receivables:
         ------------
             Receivables consist of the following:

                                                        9/30/96       12/31/95
                                                        -------       --------
             Tenant Receivables                       $  23,197      $  13,911
             Allowance for Doubtful Accounts                -              -
                                                      ---------      ---------
             Tenant Receivables net of Allowance      $  23,197      $  13,911
                                                      =========      =========

NOTE 6 - Mortgages Payable:
         ------------------

                                                        9/30/96       12/31/95
                                                        -------       --------
             Mortgage payable in monthly
              installments of principal of $7,201
              plus interest charged at 2% over
              prime on the outstanding balance.
              The balance of principal & interest
              is due in full in October, 1998.
              The loan is secured by a first
              mortgage lien on the Shoppes
              at Lake Mary.                           $ 579,186      $ 598,353
                                                      =========      =========


             The following sets forth the principal payments due on the mortgages payable:


                     September 30, 1997          25,376
                     September 30, 1998          28,242
                     September 30, 1999         525,568

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Tenant Leases:
         --------------
             The Trust has entered into operating lease agreements with tenants of its rental property which have various termination dates. Certain leases also contain provisions for inflationary increases and the pass through of a portion of operating expenses under specified circumstances. Future minimum lease payments under noncancellable operating leases are as follows:
                        1997                  $ 295,679
                        1998                    170,340
                        1999                     85,324
                        2000                     46,604
                        2001                      4,145
                                                -------
                        Total                 $ 602,092
                                                =======

NOTE 8 - Dividends Paid to Shareholders:
         -------------------------------
             A one time dividend was paid on January 29, 1996, to shareholders of record as of September 30, 1995, of $0.05 per share. This dividend was a return of capital to the shareholders. The dividend was declared by the sole vote of the Managing Trustee and was approved by the shareholders' at their annual meeting held June 28, 1996.

NOTE 9 - Contingencies:
         --------------
             George Knude, an Independent Trustee, resigned on November 13, 1995. A successor Trustee, Jay W. Goldman, was elected by the shareholders' at their annual meeting held June 28, 1996. The Declaration of the Trust requires a new Trustee to be appointed within 60 days. Additionally, prior to June 28, 1996, Peter Stein, the Managing Trustees had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Prior to June 28, 1996, Peter Stein and Salvatore Carabetta were the sole Trustees and since a majority of Trustees need to be present to have a vote, both Trustees need to be present to hold a vote. Effective July 1996, Mr. Carabetta resigned as Trustee of the Trust.

             A trustee meeting has not been called, which has delayed the full implementation of the self managed trust organization. The Trustees need to draft an amended and restated Declaration of Trust to define the powers and limitations on the "Officers" and "Board of Directors" of the Trust for a vote by the shareholders. A group of Trustee's has not been appointed to serve as the "Board of Directors" to oversee the management of the Trust by the Managing Trustee.

             Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 10 - Supplemental Disclosure of Cash Flow Information:
          -------------------------------------------------


                                                        9-30-96       9-30-95
                                                        -------       -------
        Cash paid during the year -
          Income taxes                                  $     -       $     -
          Interest                                      $46,618       $32,675


NOTE 11 - Reclassifications:
          ------------------
              Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

NATIONAL PROPERTIES INVESTMENT TRUST (the "Trust") was organized on January
16, 1985, as a Massachusetts Business Trust. On July 23, 1993, the Trust changed its name from Richard Roberts Real Estate Growth Trust I to its current name. The Trust has made for 1995 and prior years, and intends to make for 1996, an election to file as a real estate investment trust "REIT" under the provisions of the Internal Revenue Code and intends to maintain this status as long as it will benefit the Trust's shareholders. The Trust considers its business to be operating in one industry segment, investment in real property.

Liquidity and Capital Resources
-------------------------------

The Trust's primary cash requirements are for capital expenditures and operating expenses, including utilities, insurance, sales taxes, maintenance and management costs. Historically, the Trust's primary sources of cash have been from operations and bank borrowings.

At September 30, 1996 the Trust has cash of approximately $75,054, which is comprised almost entirely of proceeds from the refinancing of the first and second mortgages on the Trust's property. The proceeds were used to repay the first and second mortgages, in which the first mortgage was due in December 1996, pay the prior years and current year property taxes, provide working capital to perform tenant improvements for two new tenants, provide capital to install sewer lines mandated by the Town of Lake Mary, and provide funds to issue a shareholder dividend. The Trust anticipates the need for $75,000 to $100,000 for capital expenditures for mandated new sewer lines and tenant improvements during 1996.

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

Inflation
---------

Inflation has been consistently low during the periods presented in these financial statements and, as a result, has not had a significant effect on the operations of the Trust.

Competition
-----------

The Trust's remaining property investment is subject to competition from similar types of properties in the vicinity in which it is located. While the market in which the property operates is experiencing a recovery, the property values generally remain below the highs realized in the mid-1980's. The properties current 98% occupancy rate, and the Trust's holding of several long-term leases with automatic escalation clauses, are indicators that the Trust is not currently facing heavy competition for tenants.

Results of Operations
---------------------

For the nine months ended September 30, 1996, the Trust reported net income from property operations (before General and Administrative expenses) of $76,211 as compared to net income from property operations of $134,185 for the nine months ended September 30, 1995. This decrease is related to increased repairs and maintenance and insurance costs. Also, the Trust experienced a net income from operations of $3,620 for the nine months ended September 30, 1996, compared to a income of $29,944 for the nine months ended September 30, 1995. The difference is primarily due to the increase in rental expenses partially offset by reduction in costs associated with operational expenses, and the travel and related costs incurred with evaluating new investments.

The Managing Trustee is continuing conversations with other REITs and real estate portfolios concerning merging in order for both entities to benefit from the ability to share overhead. The Trustee's primary goal is to protect the shareholders' current investment and to enhance their current return by reduced general and administrative costs. These conversations are preliminary and the Managing Trustee is unable to predict whether such a merger will become a reality and if consummated, whether the shareholders will receive an increased return on their investment. While this direction is not without risk, the Managing Trustee feels it is in the best interest of the Shareholders.

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

             NONE


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



___________________________   Trustee                         ______________
Jay W. Goldman