Form 10-K
period 1996-12-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-03-31
CIK 761236

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

    /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year ended December 31, 1996

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 2-95449


                      NATIONAL PROPERTIES INVESTMENT TRUST
              Formerly Richard Roberts Real Estate Growth Trust I
             (Exact name of registrant as specified in its charter)

        Massachusetts                                     06-6290322
------------------------------                    ---------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification Number

    P.O. Box 148 Canton Center, CT                            06020
---------------------------------------                    ----------
(Address of Principal Executive Offices)                   (Zip Code)


     Registrant's Telephone Number, Including Area Code: (860) 678-1109

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Shares of Beneficial Interest
            No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No
                                             -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . / /

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1997: Shares of Beneficial Interest without par value $982,614 *

Documents Incorporated by Reference: None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not Applicable

* As no established public trading market exists, a value of $1.483 (the approximate Net Asset Value as of December 31, 1996) has been ascribed for the purpose of this calculation.

                                     PART I

ITEM 1. BUSINESS.

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

Since inception, the Trust has invested directly in equity interests in five commercial properties in the United States which have income-producing capabilities, four of which have been lost to foreclosure. The Trust has experienced a loss of $18,598, income of $52,971 and a loss of $272,220 for fiscal years ended December 31, 1996, 1995 and 1994, respectively. The Trust considers its business to be operating in one industry segment, investment in real property.

Due to past adverse conditions in the real estate market, and the economy in general, the Trustees have determined that it would be necessary to extend the holding period for its property beyond the property s anticipated four to seven year period. The results of the Trust's operations depend upon its property's competitive position in its respective leasing market. The Shoppes at Lake Mary, a strip shopping center located in Lake Mary, Florida, is the Trust's sole remaining property.

The Trust's business is not significantly affected by seasonal factors. The Trust requires working capital to finance property operations and normal repairs and maintenance. In December 1996, the Trust began to install new sewer lines as required by the City of Lake Mary.

The shareholders of the Trust, at their Annual Meeting on October 19, 1995, voted to change the management structure of the Trust to a self-managed REIT, effective October 27, 1995 when the advisor agreement with First Investment Properties, Inc. (the "Advisor") expired.

COMPETITION

The Trust's remaining property investment is subject to competition from similar types of properties in the vicinity in which it is located. While the market in which the property operates is experiencing a recovery, the property values generally remain below the highs realized in the mid-1980 s. The property's current 96% occupancy rate, and the Trust's holding of several long-term leases with automatic escalation clauses, are indicators that the Trust is not currently facing heavy competition for tenants.

INSURANCE

The Trust's current property insurance contract is for a one-year period expiring on June 11, 1997. Under this policy, the buildings owned by the Trust are covered under a property and combined business, and extra expense, insurance policy for replacement costs, with a blanket limit of $2,100,000, subject to a deductible of $1,000 per occurrence.

The Trust also maintains comprehensive general liability insurance for claims or suits for bodily injury and property damage to third parties on a per occurrence basis up to the policy s aggregate limit of $1,000,000, after which the Trust becomes legally obligated to pay. There is no deductible on this insurance policy and is subject to various occurrence liability limits based on the incident covered.

Although the Trust carries comprehensive insurance on its properties, there are certain risks (such as environmental hazards, earthquakes, floods and wars) which may be uninsurable or not fully insurable at an economically feasible cost. In addition, there can be no assurance that particular risks, which are currently insurable, will continue to be so, on an economical basis, or that current levels of coverage will continue to be available on an economical basis. The Managing Trustee will use his discretion in determining the scope of coverage, limits, and deductible provisions on insurance, with a view to obtaining appropriate insurance on its properties at an appropriate cost, and on suitable terms. This may result in insurance which will not cover, in the event of a substantial loss, the full current market value, or the current replacement cost, of a property or the full amount of third party claims or suits. If the Trust is unable to, or does not, obtain insurance for a certain type of risk, and a disaster involving such risk occurs causing loss, damage or destruction to a Trust property or third party, the Trust could lose its economic interest in such property.

The Trustees are not aware of any known environmental problems at the property site.

ITEM 2. PROPERTIES.

The Shoppes at Lake Mary (Lake Mary, Florida)

On March 31, 1986, the Trust purchased The Shoppes at Lake Mary, a 38,125 square foot neighborhood strip shopping center located on 4.7 acres of land in Lake Mary, Florida, from an unaffiliated entity for $3,200,000 in cash. The Shoppes at Lake Mary is a two-story shopping center and office facility consisting of three buildings and a parking lot with 191 parking spaces. Lake Mary is located in Seminole County, Florida, slightly north and to the east of Orlando.

The Shoppes at Lake Mary's occupancy rate was approximately 96% at December 31, 1996, as compared to 97% at December 31, 1995, and 93% at December 31, 1994. During 1996, the Trust entered into two (2) new leases, seven (7) lease extensions, and there is currently one (1) vacant unit as of December 31, 1996.

The Board of Trustees, after reviewing the market and financial conditions relating to this asset, have decided to hold this property for the Trust's account. The physical asset and current rent roll will be advantageous for the future growth of the Trust. Consequently, any plans to sell this property have been terminated.

ITEM 3. LEGAL PROCEEDINGS.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF BENEFICIAL INTEREST.

A special meeting was held on June 25, 1996. At this meeting, the shareholders of the Trust voted to elect Jay Goldman as a Trustee.

An annual meeting of the shareholders was not held during 1996. The Declaration of Trust of National Properties Investment Trust requires an annual meeting to be held within six months of the Trust's year end. The matters which would have been addressed at the annual meeting were the subject of the special meeting held June 25, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Trust was engaged in public offering through April 30, 1987. The Trust has the authority to issue unlimited number of shares of Beneficial Interest, without par value. There is no established public trading market for the Trust's shares. The Trust had 1,788 shareholders of record at March 15, 1997.

The Trust declared and paid cash distributions on a monthly basis from February 1986 through September 1988. On April 11, 1989, the Trustees voted to suspend the quarterly shareholders' dividend indefinitely, effective with the scheduled distribution for the first quarter of 1989. This decision was predicated upon the desire to direct all available funds into property operations. A one-time dividend was declared in January 1996, paid in February 1996, payable to shareholders of record as of September 30, 1995, of $0.05 per share. This dividend was a return of capital to the shareholders. The dividend was declared by the sole vote of the Managing Trustee (See Item 13--Certain Relationships and Related Transactions).

The Trusts old CUSIP number was 763-077-104 and its new CUSIP number is 637-255-100.

Over the past year, the Trustees have spent a considerable amount of time investigating various alternatives in order to enhance shareholder value and return on equity. The Trustee's primary goal is to protect the shareholders current investment and to enhance their current return by reduced general and administrative costs. The Trustees have spoken to numerous people throughout the country involved in all aspects and segments of the real estate industry. The Trustees had received various proposals, and they had performed extensive due diligence in assessing these proposals. The Trust has retained Prudential Securities to assist the Trustees with the identification and evaluation potential candidates for the Trust to acquire additional properties or a possible merger. As a result of these activities, the Trustees have been negotiating with a major Northeast based real estate company which has expressed serious interest in proceeding with formal talks with the Trust. Prudential Securities' knowledge of, and the Trustees' preliminary investigations have, indicated that this company would be an excellent fit with the Trust. Upon the advice of Prudential Securities, the Trustees anticipate the possibility of entering into a Letter of Intent with this real estate company to issue shares of beneficial interest in exchange for real properties. The results of the proposed transaction would make the real estate company the single largest shareholder and would likely substantially reduce the administrative burden currently being placed on the Trust's property. These conversations are preliminary and the Trustees are unable to predict whether such a transaction will become a reality and if consummated, whether the shareholders will receive an increased return on their investment. The Trustees feel this is a very exciting step for the Trust, as the Northeast based real estate company has all the necessary ingredients Wall Street investors are seeking in a REIT. While this direction is not without risk, the Managing Trustee feels it is in the best interest of the Shareholders.

The Trust has made for prior years, and intends to make for 1996, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Dividends to shareholders will be taxable dividends to the extent the Trust has taxable income. Dividends in excess of taxable income will be a return of capital to the shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data for the Trust for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, and should be read in conjunction with the accompanying financial statements.


STATEMENT OF OPERATIONS:                              1996        1995        1994        1993        1992
-------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Gross Rental Income..............................  $  340,768  $  311,383  $  293,882  $  306,916  $  422,341
Net Income From Property Operations (2&3)........      98,990      96,593      81,204      69,810      46,158
Interest Income..................................       1,589       1,260        --           170         233
Loss Due to Disposition of Assets & Loss
  Revenue(2,3&4).................................                    --          --           --      (15,199)
Net Income(Loss).................................     (18,598)     52,971    (272,220)   (160,901)     (8,052)
Per Share Data:
Net Income (Loss) (1)............................       (0.03)       0.07       (0.39)      (0.24)      (0.01)
Distributions Declared...........................        0.05        0.00        0.00        0.00        0.00
Weighted Average Number of Shares of Beneficial
  Interest Outstanding (1).......................     718,496     718,649     693,436     684,395     684,395
Balance Sheet:
Total Assets (2,3&4).............................   1,050,867   1,102,288   1,014,331   1,209,933   1,067,160
Mortgage Loans Payable(2,3,5&6)..................     571,258     598,353     398,606     400,000      --
Shareholder s Equity.............................     405,681     460,618     386,800     629,020     789,921

------------------------

(1) Earnings (Loss) per Share of Beneficial Interest are computed based on the weighted average number of Shares of Beneficial Interest outstanding during the period.

(2) On November 30, 1993, the Trust borrowed $400,000 to extinguish old payables, pay delinquent real estate taxes and accumulate working capital. The Shoppes at Lake Mary were pledged as collateral for this loan.

(3) On May 4, 1994, the Trust borrowed $25,000 to accumulate working capital. The Shoppes at Lake Mary were pledged as collateral for this loan.

(4) On October 26, 1995, the Trust borrowed $600,000 to extinguish the mortgage payable, make capital and tenant improvements, pay delinquent real estate taxes, accumulate working capital and to provide funds to pay a one-time dividend. The Shoppes at Lake Mary were pledged as collateral for this loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The proceeds from the offering, which terminated on April 30, 1987, interest earned on temporary investments, the outstanding balance of mortgages assumed in connection with the acquisition of real estate, proceeds of loans, and cash flow from the operation of investment properties have been the Trust's principal sources of funds.

At December 31, 1996, the Trust has cash of approximately $44,404, which is comprised almost entirely of the remaining proceeds from the refinancing of the first and second mortgages on the Trust's property during 1995 and the accrual of 1996's real estate taxes. The Trust anticipates the need for $75,000 to $100,000 for capital expenditures for mandated new sewer lines and tenant improvements during December 1996 and the first half of 1997.

During 1995, the cash flow from the operation of The Shoppes at Lake Mary has included funds received pursuant to refinancing of the first and second mortgages on the Trust's property. The Advisor (See Item 13--Certain Relationships and Related Transactions) of the Trust refinanced the first and second mortgages on the Trust s real property for $600,000 on October
26, 1995. The proceeds were used to repay the first and second mortgages, in which the first mortgage was due in December 1996, pay the prior years and current years property taxes, provide working capital to perform tenant improvements for two new tenants, provide capital to install sewer lines mandated by the Town of Lake Mary, and to provide funds to issue a shareholder dividend.

During 1994, the cash flow from the operation of The Shoppes at Lake Mary has included funds received pursuant to a second mortgage of $25,000 placed on the property May 4, 1994.

Over the past year, the Trustees have spent a considerable amount of time investigating various alternatives in order to enhance shareholder value and return on equity. The Trustee's primary goal is to protect the shareholders current investment and to enhance their current return by reduced general and administrative costs. The Trustees have spoken to numerous people throughout the country involved in all aspects and segments of the real estate industry. The Trustees had received various proposals, and they had performed extensive due diligence in assessing these proposals. The Trust has retained Prudential Securities to assist the Trustees with the identification and evaluation potential candidates for the Trust to acquire additional properties or a possible merger. As a result of these activities, the Trustees have been negotiating with a major Northeast based real estate company which has express serious interest in proceeding with formal talks with the Trust. Prudential Securities knowledge of, and the Trustees' preliminary investigations have, indicated that this company would be an excellent fit with the Trust. Upon the advice of Prudential Securities, the Trustees anticipate the possibility of entering into a Letter of Intent with this real estate company to issue shares of beneficial interest in exchange for real properties. The results of the proposed transaction would make the real estate company the single largest shareholder and would likely substantially reduce the administrative burden currently being placed on the Trust's property. These conversations are preliminary and the Trustees are unable to predict whether such a transaction will become a reality and if consummated, whether the shareholders will receive an increased return on their investment. The Trustees feel this is a very exciting step for the Trust, as the Northeast based real estate company has all the necessary ingredients Wall Street investors are seeking in a REIT. While this direction is not without risk, the Managing Trustee feels it is in the best interest of the Shareholders.

The principal assets of the Trust consists of an equity position in an income producing commercial property and cash.

INFLATION

Inflation has been consistently low during the periods presented in these financial statements and, as a result, has not had a significant effect on the operations of the Trust.

COMPETITION

The Trust's remaining property investment is subject to competition from similar types of properties in the vicinity in which it is located. While the market in which the property operates is experiencing a recovery, the property values generally remain below the highs realized in the mid-1980's. The properties current 96% occupancy rate, and the Trust's holding of several long-term leases with automatic escalation clauses, are indicators that the Trust is not currently facing heavy competition for tenants.

RESULTS OF OPERATIONS

    Year Ended December 31, 1996 compared to Year Ended December 31, 1995

For the year ended December 31, 1996, the Trust reported net income from property operations (before General and Administrative expenses) of $98,990, as compared to net income from property operations of $96,593 for the year ended December 31, 1995. This increase is directly related to increased occupancy at The Shoppes at Lake Mary and a firming in the local rental market. Also, the Trust experienced a net loss from operations of $18,598 for the year ended December 31, 1996, compared to a income of $52,971 in the prior year. The loss reported for 1996 is largely attributable to the payment of trustee fees and the increase in costs associated with operational expenses, and the travel and related costs incurred with evaluating new investments.

The appraised market value of The Shoppes at Lake Mary was $2,050,000 as of October I5, 1993, based upon an appraisal prepared by Pomeroy Appraisal Associates of Florida, Inc. This increase in value over the September, 1991 appraisal reflects the stabilization of the tenancy, the increased occupancy at the center and the firming of the local real estate market in general. The Trust's administrative expenses consist of shareholder reporting, legal expenses, record keeping and audit expense, all of which are necessary but provide an unfair burden on a single property (See Item 13--Certain Relationships and Related Transactions).

The Advisor began, and the Managing Trustee is continuing, conversations with other REIT and real estate portfolios concerning merging in order for both entities to benefit from the ability to share overhead. The Trustee's primary goal is to protect the shareholders current investment and to enhance their current return by reduced general and administrative costs. These conversations are preliminary and the Managing Trustee is unable to predict whether such a merger will become a reality and if consummated, whether the shareholders will receive an increased return on their investment. While this direction is not without risk, the Managing Trustee feels it is in the best interest of the Shareholders.

Currently, there is no agreement with regards to compensation of the Managing Trustee (See Item 13--Certain Relationships and Related Transactions) and compensation paid to the Managing Trustee was $46,000 for the year ended December 31, 1996.

    Year Ended December 31, 1995 compared to Year Ended December 31, 1994

For the year ended December 31, 1995, the Trust reported net income from property operations (before General and Administrative expenses) of $96,593, as compared to net income from property operations of $81,204 for the year ended December 31, 1994. This increase is directly related to increased occupancy at The Shoppes at Lake Mary and a firming in the local rental market. Also, the Trust experienced a net income from operations of $52,971 for the year ended December 31, 1995, compared to a loss of $272,220 in the prior year. The income reported for 1995 is largely attributable to the accrual of advisor fees and the limitation of operating expenses per the Declaration of the Trust (See Item 13--Certain Relationships and Related Transactions) and the reduction in costs associated with operational expenses, and the travel and related costs incurred with evaluating new investments.

On October 27, 1995, the Trust changed its operating structure to a self-administered trust. The former Advisor and the managing Trustee have made a concerted effort to reduce the operating expenses and general and administrative expenses of the Trust. They have terminated the lease for their administrative offices located in Connecticut and are operating out of an office provided by the Managing Trustee (See Item 13--Certain Relationships and Related Transactions). The travel and investigative expenses have been curtailed to a level which the Managing Trustee feels will be supported by the Trust's Cash Flow. The Trust has entered into a new leasing contract with a local (Florida) real estate company to find new tenants, and where the leasing commission is to be paid on an annual basis, rather than entirely up front. This contract should reduce the strain on cash flow due to substantial prepaid fees.

There was no agreement with regards to compensation of the Managing Trustee (See Item 13 - Certain Relationships and Related Transactions) and no compensation was provided for the period of October 27, 1995 to December 31, 1995.

    Year Ended December 31, 1994 compared to Year Ended December 31, 1993

For the year ended December 31, 1994, the Trust reported net income from property operations (before General and Administrative expenses) of $81,204, as compared to net income from property operations of $69,810 for the year ended December 31, 1993. This increase is directly related to increased occupancy at The Shoppes at Lake Mary and a firming in the local rental market. Also, the Trust experienced a net loss from operations of $272,220 for the year ended December 31, 1994, compared to a loss of $160,901 in the prior year. The loss reported for 1994 is largely attributable to the cost associated with shareholder communication, operational expenses, and the travel and related costs incurred with evaluating new investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   NATIONAL PROPERTIES INVESTMENT TRUST

                                   INDEX

INDEPENDENT AUDITORS' REPORTS

Comparative Balance Sheet as of December 31, 1996 and 1995

Comparative Statement of Operations for the Years Ended December 31, 1996, 1995 and 1994

Comparative Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

Comparative Statement of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

Comparative Schedule of Real Estate Expenses for the Years Ended December 31, 1996, 1995 and 1994

Notes to the Financial Statements

Supplemental Financial Statement Schedules:

Schedule III, Real Estate and Accumulated Depreciation

--------------------

Schedules Not Filed:

All schedules except, those indicated above, have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

                       BERNARDI, ALFIN & KOOS, L.L.C.
                        CERTIFIED PUBLIC ACCOUNTANTS
                            80 SOUTH MAIN STREET
                    WEST HARTFORD, CONNECTICUT 06107-2408
                               -------------
                   TEL: (860) 521-3430 FAX: (860) 521-6148

JOSEPH A. BERNARDI, CPA                                JOHN T. SALEMI, CPA
JEFFREY S. ALFIN, CPA                                 CARLO M. SPARAGNA, CPA
KENNETH J. KOOS, CPA                                        ----------
                                                       ROBERT H. LONDON, CPA


                               March 18, 1997

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut 06020

We have audited the accompanying balance sheet of National Properties Investment Trust as of December 31, 1996 and December 31, 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of National Properties Investment Trust as of December 31, 1994 were audited by other auditors whose reports dated March 15, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Investment Trust as of December 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedules, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.

                                     Respectfully Submitted,

                                     /s/ BERNARDI, ALFIN & KOOS, L.L.C.

                                     BERNARDI, ALFIN & KOOS, L.L.C.
                                     Certified Public Accountants

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                           COMPARATIVE BALANCE SHEET

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1996           1995
                                                                  -------------  -------------
ASSETS:
  Investments in real estate and personal property..............  $     948,583  $     930,294
  Cash and cash equivalents.....................................         44,403        108,081
  Receivables...................................................         18,248         13,911
  Prepaid expenses..............................................         21,019         22,772
  Deposits......................................................          2,160          1,800
  Deferred expenses.............................................         16,454         25,430
                                                                  -------------  -------------
TOTAL ASSETS....................................................  $   1,050,867  $   1,102,288
                                                                  -------------  -------------
                                                                  -------------  -------------
LIABILITIES:
  Accounts payable..............................................  $      17,307  $      18,896
  Accrued expenses..............................................         35,800          6,225
  Prepaid rent and security deposits............................         20,821         18,196
  Mortgage payable..............................................        571,258        598,353
                                                                  -------------  -------------
     Total Liabilities..........................................        645,186        641,670
                                                                  -------------  -------------
SHAREHOLDERS' EQUITY:
  Shares of beneficial interest, no par value, unlimited
   authorization, shares issued and outstanding were 718,496 in
   1996 and 718,860 in 1995.....................................     11,735,447     11,735,447
  Accumulated deficit...........................................    (11,329,766)   (11,274,829)
                                                                  -------------  -------------
     Total Shareholders' Equity.................................        405,681        460,618
                                                                  -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................  $   1,050,867  $   1,102,288
                                                                  -------------  -------------
                                                                  -------------  -------------

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF OPERATIONS

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1996        1995        1994
                                                                              ----------  ----------  -----------
PROPERTY OPERATIONS:
  Gross rental income.......................................................  $  340,768  $  311,383  $   293,883
  Rental expenses...........................................................     241,778     214,790      212,679
                                                                              ----------  ----------  -----------
     Net Income from Property Operations....................................      98,990      96,593       81,204
                                                                              ----------  ----------  -----------
OTHER INCOME (EXPENSE):
  Interest income...........................................................       1,589       1,260      --
  General and administrative expenses.......................................    (119,177)    (44,882)    (353,424)
  Independent trustees' fees................................................       --           --          --
                                                                              ----------  ----------  -----------
     Total Other Income (Expense)...........................................    (117,588)    (43,622)    (353,424)
                                                                              ----------  ----------  -----------
NET INCOME (LOSS)...........................................................  $  (18,598) $   52,971  $  (272,220)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST..............................  $    (0.03) $     0.07  $     (0.39)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
AVERAGE NUMBER OF SHARES OF BENEFICIAL INTEREST.............................     718,496     718,649      693,436
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------------
                                               1996                           1995                         1994
                                  ------------------------------  -----------------------------  ------------------------
                                      SHARES          AMOUNT          SHARES         AMOUNT       SHARES       AMOUNT
                                  --------------  --------------  --------------  -------------    ---------  -------------

SHARES OF BENEFICIAL INTEREST
  Balance--January 1,.............       718,860    $ 11,735,447         714,395  $ 11,714,600    684,395   $ 11,684,600
  Shares issued...................                                           847           847     30,000         30,000
  Contributed capital.............                                           --         20,000       --            --
  Corrections of errors...........          (364)         --               3,618         --          --            --
                                    --------------  ------------  --------------  -------------   -------   ------------
  Balance--December 31,...........         718,496  $ 11,735,447         718,860  $ 11,735,447    714,395   $ 11,714,600
                                    --------------  ------------  --------------  -------------   -------   -------------
                                    --------------  ------------  --------------  -------------   -------   -------------
ACCUMULATED DEFICIT
  Balance--January 1,.............                  $(11,274,829)                 $(11,327,800)             $(11,055,580)
  Net income (loss)...............                       (18,598)                       52,971                  (272,220)
  Dividends paid..................                       (36,339)                        --                        --
                                                    ------------                  ------------              ------------
  Balance--December 31,...........                  $(11,329,766)                 $(11,274,829)             $(11,327,800)
                                                    ------------                  ------------              ------------
                                                    ------------                  ------------              ------------

    The accompanying notes are an integral part of the financial statements.

                        NATIONAL PROPERTIES INVESTMENT TRUST
                             CANTON CENTER, CONNECTICUT
                        COMPARATIVE STATEMENT OF CASH FLOWS
                  Increase (Decrease) in Cash and Cash Equivalents



                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         1996               1995           1994
                                                     ------------    ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................           $(18,598)      $  52,971      $(272,220)
                                                       --------       ---------      ---------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
    Depreciation and amortization............            50,899          46,131         45,338
    Issuance of shares of beneficial interest
      in lieu of cash........................              --              --           30,000
    Changes in Assets and Liabilities:
      Receivables............................            (4,337)          1,510         24,884
      Prepaid expenses.......................             1,753          13,188         89,980
      Deferred expenses......................              --           (26,927)         4,516
      Other..................................              (360)         12,957         (3,444)
      Accounts payable.......................            (1,589)        (57,119)        30,070
      Accrued expenses.......................            29,575             414         (3,392)
      Prepaid rent and security deposits.....             2,625          (3,056)           487
      Due to Advisor.........................               --         (105,000)          --
      Due to former advisor..................               --             --             --
                                                       --------       ---------      ---------
         Total Adjustments...................            78,566        (117,902)       218,439
                                                       --------       ---------      ---------
Net Cash Provided By (Used In) Operating
  Activities.................................            59,968         (64,931)       (53,781)
                                                       --------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of personal property..............           (60,212)        (30,113)        (7,300)
                                                       --------       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt...................         (27,095)       (400,253)       (26,395)
  Mortgage proceeds............................             --          600,000            --
  Dividends paid...............................         (36,339)          --               --
  Proceeds from note...........................             --            --            45,848
                                                       --------       ---------      ---------
     Net Cash Provided by (Used In) Financing
       Activities.................................      (63,434)        199,747         19,453
                                                       --------       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS................................           (63,678)        104,703        (41,628)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE
  YEAR.......................................           108,081           3,378         45,006
                                                       --------       ---------      ---------
CASH AND CASH EQUIVALENTS, END OF THE
  YEAR.....................................            $ 44,403       $ 108,081      $   3,378
                                                       --------       ---------      ---------
                                                       --------       ---------      ---------

  The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                    COMPARATIVE SCHEDULE OF RENTAL EXPENSES

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------
                                                                                          1996       1995        1994
                                                                                       ---------  ----------  ----------
RENTAL EXPENSES:
  Personnel..........................................................................  $  --        $  --       $  6,291
  Promotion and administration.......................................................    21,170       21,193      13,206
  Property management................................................................     --          15,569      16,500
  Leasing commissions................................................................    12,713       12,688      12,662
  Utilities..........................................................................    21,264       18,596      12,256
  Maintenance and repair.............................................................    26,234       11,811      12,540
  Contract services..................................................................      --           --        22,368
  Insurance..........................................................................    13,309        9,451       8,528
  Property taxes.....................................................................    35,896       33,339      30,571
  Interest expense and late charges..................................................    60,293       46,012      32,419
  Amortization.......................................................................     8,976        7,481       2,992
  Depreciation.......................................................................    41,923       38,650      42,346
                                                                                       --------     --------     --------
     Total Rental Expenses                                                             $241,778     $214,790     $212,679
                                                                                       --------     --------     --------
                                                                                       --------     --------     --------

  The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES:

        A. ORGANIZATION:

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

        B. Method of Accounting:

           The financial statements of the Trust have been prepared on the accrual basis of accounting.

        C. Cash Equivalents:

           For financial statement purposes, the Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        D. Income Taxes:

           The Trust has made for prior years, and intends to make for 1996, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended December 31, 1996 and 1995. However, the Trust is subject to state income taxes, where applicable.

        E. Depreciation:

           Depreciation was computed using the straight-line method over an estimated depreciable life of 40 years for real property, 7 years for personal property, and over the life of the related lease for tenant improvements. The only property owned by the Trust was written down to its realizable value at December 31, 1991.

        F. Accumulated Deficit:

           The accumulated deficit, reported as a reduction of Shareholders' Equity, includes net losses recognized and distributions made to Shareholders as a return of capital invested.

                  NATIONAL PROPERTIES INVESTMENT TRUST
                    NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES: (Continued)

        G. Use of Estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2--RELATED PARTY TRANSACTIONS:

           The Trust paid the Managing Trustee $46,000 and $15,569 as compensation for managing the Trust property for the years ended December 31, 1996 and 1995, respectively. In addition, Effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 1996 and 1995, however, the Trust paid utility bills for the office of $1,647 in 1996.

           The Trust had entered into an agreement (the "Advisory Agreement") with First Investment Properties, Inc., (the "Advisor"), a Connecticut Corporation, pursuant to which the Advisor is acting as an investment advisor and administrator of the Trust's day-to-day affairs. Peter Stein, the Managing Trustee, is the manager of First Investment Properties, Inc. The Advisory Agreement expired on October 27, 1995 and was not renewed by the Trust.

           Under the terms of the Advisory Agreement, the Trust pays to the
Advisor: (a) a reimbursement for organizational, offering and selling expenses advanced on behalf of the Trust by the Advisor; (b) an annual Advisory Fee equals to 2.5% of all cash receipts from operations in the ordinary course of business after deducting payments for operating expenses, debt service, capital expenditures with respect to real property investments, amounts set aside for reserves, after the reimbursement of expenses incurred in the performance of advisory duties described below, which is subordinate to an annual cumulative (but not compounded) return to the investors of 10% per annum on the original Price Per Share to the public in the offering, less all distributions of the net proceeds from the sale or refinancing of the Trust's properties (the "Adjusted Price Per Share"); (c) an Acquisition Fee equal to 6% of the purchase price of any real property acquired by the Trust, from which fee, the Advisor, will pay all real estate and mortgage commissions due to unaffiliated parties; (d) a Disposition Fee equal to 15% of any net proceeds from a sale, refinancing or other capital transaction with respect to any of its investments, after the Shareholders have received a return of their capital plus a cumulative (but not compounded) return of 10% per annum on the Adjusted Price Per Share, of which Disposition Fee, the Advisor, may pay up to 10% to any consultants; and (e) a Real Estate Brokerage Commission upon the sale of any Trust real property investments, equal to 3% of the gross sale price. The Trust will also reimburse the Advisor for any expenses attributable to the performance of its duties pursuant to the Advisory Agreement. The Advisor will refund to the Trust within 120 days after the end of the fiscal year, the greater of the amount, if any,

                 NATIONAL PROPERTIES INVESTMENT TRUST
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--RELATED PARTY TRANSACTIONS: (CONTINUED)

by which the Operating Expenses of the Trust (as defined in the Prospectus) exceeded either (a) 2% of the Book Value of Invested Assets (as defined in the Prospectus) or (b) 25% of net income of the Trust, whichever is greater, or (c) 2% of the Trust's base assets defined as total assets of the Trust less cash, cash items and unsecured indebtedness. The Trust had Operating Expenses in excess of the above limits of $85,481 during 1995 which were applied to a note payable due to the Advisor.

           The prior financial statements referred to the note payable to the Advisor as a Due to Consultant. This liability arose as a result of the costs associated from replacing the prior Advisor and Trustees in 1993. The contract with the consultant was entered into with First Investment Properties, Inc. and the Trust was not a party to the agreement. The Declaration of the Trust prohibits the Trust from directly paying third party contractors of the Advisor, but instructs the Trust to pay the Advisor directly and the Advisor is responsible for paying the third party. The Trust has no liability to the consultant. First Investment Properties, Inc. is solely liable to the consultant. First Investment Properties, Inc. has received $85,481 directly and indirectly as payment of this note. The remaining $19,519 due to the Advisor has been forgiven by First Investment Properties, Inc. Additionally, First Investment Properties, Inc. has waived all rights to Advisory fees accrued in 1995 of $32,607 and any fees accrued in prior years, which are not payable until such time as the shareholders receive a cumulative, but not compounded ten percent return on their investment. First Investment Properties, Inc. has agreed to this waiver due to the fact they recognize that such a condition will never be met.

           In March 1995, the Trust issued 847 shares of Beneficial Interest to Gretchen Stein, spouse of Peter Stein, in exchange for the note payable at $1 per share per the agreement with the Trust in 1994. The remaining $20,000 balance was contributed to the Trust as capital.

           In December 1994, the Trust issued 30,000 shares of beneficial interest at $1 per share to the shareholders of the Advisor in lieu of cash renumeration.

           Leasing commissions paid to Keystone Advisors, Inc. amounted to $0, $0, and $25,845, for the years ended December 31, 1996, 1995 and 1994, respectively.

           Due to Advisor is comprised of the following:


                                                                           12/31/96     12/31/95
                                                                          -----------  ----------
Balance at the beginning of the year....................................   $  --       $105,000
Additions...............................................................                   --
Payments................................................................      --        (85,481)
Balance written off.....................................................      --        (19,519)
                                                                           ------      --------
Balance at the end of the year..........................................   $  --       $   --
                                                                           ------      --------

                    NATIONAL PROPERTIES INVESTMENT TRUST
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--EARNINGS PER SHARE:

           Earnings per Share of Beneficial Interest are computed on the weighted average number of Shares of Beneficial Interest outstanding during the period.

NOTE 4--INVESTMENT IN REAL ESTATE AND PERSONAL PROPERTY:

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

           All of the Trust's property are recorded at historical cost, except for it s real property which is recorded at its historical cost, less $310,762 for the reduction in basis due to the release of funds escrowed at closing, and less $1,677,901 loss reserve to reduce the property value to its net realizable value.

           The Trust's property and equipment are as follows:

                                                                     The Shoppes at Lake Mary
                                                                         1996          1995
                                                                     -----------    ----------
Land................................................................  $  230,299    $  195,299
Buildings...........................................................   1,147,584     1,147,584
Tenant Improvements.................................................     210,742       188,924
Furnishings and Equipment...........................................      19,544        16,149
                                                                      ----------    ----------
  Total.............................................................   1,608,169     1,547,956
Less: Accumulated Depreciation....................................      (659,586)     (617,663)
                                                                      ----------    ----------
Net Investment in Real Estate and Personal Property.................  $  948,583    $  930,293
                                                                      ----------    ----------
                                                                      ----------    ----------

NOTE 5- Receivables:

           Receivables consist of the following:

                                                                          12/31/96     12/31/95
                                                                          ---------    ---------
Tenant Receivables......................................................   $18,247      $13,911
Allowance for Doubtful Accounts.........................................      --           --
                                                                           -------      -------
Tenant Receivables net of Allowance.....................................   $18,247      $13,911
                                                                           -------      -------
                                                                           -------      -------

                      NATIONAL PROPERTIES INVESTMENT TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


           The Allowance for Doubtful Accounts is as follows:

                                                                             12/31/96     12/31/95
                                                                            -----------  -----------
Balance at the beginning of the year......................................   $  --        $  --
Charged to expense........................................................      --           --
Recoveries................................................................      --           --
Accounts receivable written off...........................................      --           --
                                                                             ------       ------
Balance at the end of the year............................................   $  --        $  --
                                                                             ------       ------
                                                                             ------       ------

NOTE 6--Accrued Expenses:

           Accrued Expenses consist of the following:

                                                                           12/31/96      12/31/95
                                                                           ---------    -----------
Accrued real estate taxes................................................  $35,800       $  --
Accrued interest.........................................................     --          6,225
                                                                           -------       ------
Accrued Expenses.........................................................  $35,800       $6,225
                                                                           -------       ------
                                                                           -------       ------

NOTE 7--MORTGAGE PAYABLE:

                                                                                               1996        1995
                                                                                            ----------  ----------
Mortgage payable in monthly installments of principal of $7,201 plus interest, currently
  10.25% charged at 2% over prime on the outstanding balance. The balance of principal &
  interest is due in full in October, 1998. The loan is secured by a first mortgage lien
  on the Shoppes at Lake Mary.                                                              $571,258     $598,353
                                                                                            --------     --------
                                                                                            --------     --------

           The following sets forth the principal payments due on the mortgages payable:


                        1997          29,205
                        1998         542,053

                      NATIONAL PROPERTIES INVESTMENT TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--CORRECTION OF ERRORS:

           In May, 1993 the First Investment Properties, Inc. entered into a consulting agreement with a company, owned by a relative of the former Advisor, to help with the transfer of the Advisor, the resignations of the original Trustees, and the transfer of management of the Lake Mary property. The Trust was not a party to the agreement and is not liable on the note payable. The liability should have been properly classified as an amount Due to Advisor.

           During 1996 and 1995, the Trust has updated its shareholder records and has corrected several errors by the previous transfer agent. These are reflected in 1996 and 1995 as corrections in the number of shares.

NOTE 9--TENANT LEASES:

          The Trust has entered into operating lease agreements with tenants of its rental property which have various termination dates. Certain leases also contain provisions for inflationary increases and the pass through of a portion of operating expenses under specified circumstances. Future minimum lease payments under noncancellable operating leases are as follows:


                       1997       $279,903
                       1998        215,880
                       1999        145,864
                       2000         67,486
                       2001          6,300
                                  --------
                       Total      $715,433
                                  --------
                                  --------

NOTE 10--DIVIDENDS PAID TO SHAREHOLDERS:

           A one time dividend was declared in January 1996, paid in February 1996, and payable to shareholders of record as of September 30, 1995, of $0.05 per share. This dividend was a return of capital to the shareholders. The dividend was declared by the sole vote of the Managing Trustee.

           The Trust declared and paid cash dividends on a monthly basis from February 1986 through September 1988. On April 11, 1989, the Trustees voted to suspend the quarterly shareholders' dividend effective with the scheduled distribution for the first quarter of 1989. There have been no subsequent distributions.

           Dividends declared per share, are based upon the actual number of shares outstanding on the date of declaration and not upon the weighted average number of shares outstanding during the period used in computing earnings per share.

           A specific date of re-establishment of the quarterly shareholders' dividend has not yet been determined. Distributions made by the Trust are at the discretion of the Trustees. Future distributions, if any, will be dependent upon the earnings and cash flow of the Trust, its financial condition and other relevant factors.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--CONTINGENCIES:

           Salvatore R. Carabetta, an Independent Trustee, resigned on June 30, 1996. A successor Trustee has not been appointed to date, which is greater than 60 day period required by the Declaration of Trust for the appointment of a successor Trustee. The Declaration of the Trust requires a new Trustee to be appointed within 60 days. Additionally until June 25, 1996 when Jay Goldman was elected as Trustee of the Trust, Peter Stein, the Managing Trustee, had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Peter Stein and Salvatore Carabetta were the sole remaining Trustees and since a majority of Trustees need to be present to have a vote, both Trustees need to be present to hold a vote.

           On January 6, 1996 the Managing Trustee has declared a dividend without the express approval of Mr. Carabetta. Mr. Stein believes that the request for a vote sent to Mr. Carabetta twice by certified mail and not responded to, constitutes a presence at a vote and abstention from the vote.

           A successor Trustee has not been appointed and it has delayed the full implementation of the self managed trust organization. The Trustees have drafted a proposed amended and restated Declaration of Trust to define the powers and limitations on the "Officers" and "Board of Directors" of the Trust for a vote by the shareholders. A group of Trustee's has not been appointed to serve as the Board of Directors to oversee the management of the Trust by the Managing Trustee. It has caused the Managing Trustee to operate the Trust without an employment agreement.

           George Knude, an Independent Trustee, resigned on November 13, 1995. A successor Trustee had not been appointed until June 25, 1996 which was greater than the 60 days provided in the Declaration of Trust.

           Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                     1996         1995         1994
                                                                                   ---------    ---------    ---------
Cash paid during the year -
  Income taxes...................................................................  $  --         $  --         $  --
  Interest.......................................................................  $60,293       $46,012       $30,202
Non-cash Transactions -
  Issuance of shs. of beneficial interest in exchange for debt...................  $  --         $   847       $  --
  Cancellation of indebtedness on Due to Advisor.................................  $  --         $19,519       $  --
Conversion of note payable to contributed capital................................  $  --         $20,000       $  --

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                        COSTS                        GROSS AMOUNT
                                                      CAPITALIZED                       AT WHICH
                                         INITIAL      SUBSEQUENT                       CARRIED AT
                                          COST            TO                            CLOSE OF
                                        TO TRUST      ACQUISITION                        PERIOD
                                      ------------   ------------       BASIS         -----------
                                        BUILDING,      BUILDING,      REDUCTIONS       BUILDING,
                           ENCUM-       LAND AND       LAND AND     AND IMPAIRMENT      LAND AND     ACCUMULATED
DESCRIPTION               BRANCES     IMPROVEMENTS   IMPROVEMENTS     WRITEDOWNS      IMPROVEMENTS   DEPRECIATION
------------            ------------  -------------  -------------  ---------------  --------------  ------------
Shoppes at
  Lake Mary
Land                            (1)     $  432,840     $    35,000     $  (237,541)      $  230,299      $    497
Building                        (1)      2,898,706           --         (1,751,122)       1,147,584       475,036
Tenant improvements
  and furniture
  & fixtures                    (1)         --             230,286          --              230,286       184,053
                                        -----------     -----------    -------------   ------------      ----------
     Total.......                       $3,331,546      $  265,286     $(1,988,663)    $ 1,608,169       $  659,586
                                        -----------     -----------    -------------   ------------      ----------
                                        -----------     -----------    -------------   ------------      ----------


                                                                 ESTIMATED
                                                                USEFUL LIFE
                                                                  USED IN
                                   DATE OF         DATE          COMPUTING
DESCRIPTION                     CONSTRUCTION     ACQUIRED      DEPRECIATION
------------                  ----------------  ---------      -----------
Shoppes at
  Lake Mary
Land                                              3/31/86            --
Building                            9/85          3/31/86            40
Tenant improvements
  and furniture
  & fixtures                       Various        Various            (2)

Total


------------------------

Refer to the Notes on the following page
See Notes 1,4 and 7 of the Notes to the Financial Statements

               NATIONAL PROPERTIES INVESTMENT TRUST
                    CANTON CENTER, CONNECTICUT
                            SCHEDULE III
              REAL ESTATE AND ACCUMULATED DEPRECIATION
                    DECEMBER 31, 1996 (Continued)

NOTES TO SCHEDULE III:

(1) Mortgage payable in monthly installments of principal of $7,201 plus interest charged at 2% over prime on the outstanding balance. The balance of principal & interest is due in full in October, 1998. The loan is secured by a first mortgage lien on the real property.

(2) The useful lives of tenant improvements are determined based on the remaining lease term and vary lease to lease.

(3) The aggregate cost of properties owned at December 31, 1996 for Federal Income Tax purposes is $1,608,169

(4) Reconciliation of Investment Properties Owned:

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Balance at the beginning of the period..................................    $1,547,956    $1,517,843    $1,510,543
Additions during the period:
Sewer lines.............................................................        35,000
Tenant improvements and furniture & fixtures............................        25,213        30,113         7,300
Deductions during the period:
None....................................................................         --            --            --
                                                                            ----------    ----------    ----------
Balance at the end of the period........................................    $1,608,169    $1,547,956    $1,517,843
                                                                            ----------    ----------    ----------
                                                                            ----------    ----------    ----------

(5) Reconciliation of Accumulated Depreciation:

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Balance at the beginning of the period..................................    $  617,662    $  579,012    $  536,666
Additions during the period:
Depreciation expense....................................................        41,924        38,650        42,346
Deductions during the period:
None....................................................................           --          --             --
                                                                            ----------    ----------    ----------
Balance at the end of the period........................................    $  659,586    $  617,662    $  579,012
                                                                            ----------    ----------    ----------
                                                                            ----------    ----------    ----------

(6) The Trust recorded a basis reduction of $310,762 in October 1986 for the reduction in basis due to the release of funds escrowed at closing from the seller, and recorded an impairment writedown of $1,677,901 on December 31, 1991.

                                   PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Trustees collectively have ultimate control over the management of the Trust and the conduct of its affairs. Peter Stein, the Managing Trustee, (See
Item 13--Certain Relationships and Related Transactions) administers the day-to-day operations of the Trust.

Under the Declaration of Trust, the Trustees or their nominees hold legal title to the property of the Trust. Independent Trustees will at all times comprise a majority of the Trustees in office. The Trustees serve for a term of one year or until their successors are elected and qualified. Trustees were re-elected at the annual meeting. The Declaration of Trust calls for a minimum of three Trustees, and a majority of the Trustees must be independent Trustees. Should a trustee resign and there are less than three trustees, then the Trust may operate as if it has the required minimum Trustees until a new Trustee is appointed, which shall be done within sixty days. A Trustee may be removed with cause by all the remaining Trustees, or with or without cause by the holders of a majority of the outstanding Shares. The independent Trustees do not serve the Trust on a full-time basis and will devote only so much of their time to the Trust as is necessary or required for the conduct of the Trust's business. Each of the independent Trustees has, and will continue to have, a principal occupation and/or source of income other than that of the Trust and it is contemplated that they will not devote a substantial portion of their time to the discharge of their duties as Trustees.

The Trustees are as follows:

PETER M. STEIN

Mr. Stein, who is 44 years old, has a 23 year involvement in investment real estate, being involved in over 55 investment programs. Mr. Stein has directed his own firm since graduating from Lafayette College in 1973. As Managing Trustee (See Item 13--Certain Relationships and Related Transactions) of the Trust, Mr. Stein oversees the administration of the Trust and as such is empowered to implement the intentions of the Trustees.

JAY GOLDMAN

Jay Goldman, a lawyer in Boston, Massachusetts, received a B.A. from Lake Forrest College , a J.D. from Boston University Law School, and a LL.M. (Taxation) from Boston University Law School. He has extensive experience in various segments of the real estate industry including development, finance, and tax related syndications.

In addition to his decades of real estate experience, Mr. Goldman has been involved in a broad range of investment banking and financial advisory services for principals and joint venture partners, including such services for start up and emerging companies. Mr. Goldman has also been active in international merchant banking transactions.

Mr. Salvatore R. Carabetta was an independent trustee who resigned on June 30, 1996. A successor trustee has not been appointed to date. (See Item 13--Certain Relationships and Related Transactions).

ITEM 11. EXECUTIVE COMPENSATION.

Under the Declaration of Trust, the Independent Trustees are entitled to receive reasonable compensation for their services as Trustees (See Item 13 -Certain Relationships and Related Transactions). In addition, the Trust will reimburse the Trustees (including those who are affiliates) for travel and other expenses incurred in connection with their duties as Trustees.

The Managing Trustee was paid $46,000 as compensation for managing the Trust's property.

Management anticipates an employment agreement shall be entered into with Peter Stein, the current Managing Trustee, as soon as new Trustees are appointed (See Item 13--Certain Relationships and Related Transactions). The Managing Trustee is currently operating the Trust without an employment agreement and the terms of such future agreement are not known.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

To the best knowledge of the Trust, on March 15, 1997, one shareholder of record owned more than five percent of its Shares of Beneficial Interest. The following Trustees hold shares of beneficial interest of the Trust.

                                                                     AMOUNT AND NATURE
                                                                       OF BENEFICIAL              PERCENTAGE
NAME OF BENEFICIAL OWNER                                                 OWNERSHIP                OWNERSHIP
----------------------------                                     -------------------------     ----------------
Gretchen Stein                                                   42,937 Shares                         5.9761
Peter Stein                                                      Indirectly--42,937 Shares
                                                                 (same shares as above                 5.9761
Jay Goldman                                                      Indirectly--17,973 Shares             2.5015

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Trust paid the Managing Trustee $46,000 and $15,569 as compensation for managing the Trust property for the years ended December 31, 1996 and 1995, respectively. In addition, Effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 1996 and 1995, however, the Trust paid utility bills for the office of $1,647 in 1996.

The Trust had entered into an agreement (the "Advisory Agreement") with First Investment Properties, Inc. (the "Advisor"), a Connecticut Corporation, pursuant to which the Advisor is acting as an investment advisor and administrator of the Trust's day-to-day affairs. Peter Stein, the Managing Trustee of the Trust, is the manager of First Investment Properties, Inc. The Advisory Agreement, which is renewed annually at the Meeting of Shareholders, expired October 26, 1995 and was not renewed. For a description of the Trust's former Advisory Agreement, See Note 2 to the Financial Statements.

Jay Goldman was elected by the shareholders of the Trust as a Trustee of the Trust on June 25, 1996 at a Special Meeting of the shareholders.

Salvatore R. Carabetta, an Independent Trustee, resigned on June 30, 1996. A successor Trustee has not been appointed to date, which is greater than 60 day period required by the Declaration of Trust for the appointment of a successor Trustee. The Declaration of the Trust requires a new Trustee to be appointed within 60 days.

George Knude, a Trustee, resigned on November 13, 1995. A successor Trustee was appointed June 25, 1996.

Additionally until June 25, 1996 when Jay Goldman was elected as Trustee of the Trust, Peter Stein, the Managing Trustee, had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Peter Stein and Salvatore Carabetta were the sole remaining Trustees and since a majority of Trustees need to be present to have a vote, both Trustees need to be present to hold a vote. The Managing Trustee has declared a dividend without the formal approval of Mr. Carabetta. Mr. Stein believes that the request for a vote sent to Mr. Carabetta twice by certified mail and not responded to, constitutes a presence at a vote and abstention from the vote.

The Trustees have drafted a proposed amended and restated Declaration of Trust to define the powers and limitations on the "Officers" and "Board of Directors" of the Trust for a vote by the shareholders. A group of Trustee's has not been appointed to serve as the "Board of Directors" to oversee the management of the Trust by the Managing Trustee. It has caused the Managing Trustee to operate the Trust without an employment agreement.

The Advisor was paid $50,286 for reimbursement for compensation and related fringe benefits paid to the employees of the Advisor in 1995. Due to a limitation of the Operating Expenses allowed under the Declaration of the Trust, none of the reimbursements are deductible by the Trust and are due back to the Trust from the Advisor. In addition, due to the limitation of Operating Expenses contained in the Declaration of the Trust, an additional $35,195 is due from the Advisor totaling $85,481. In 1994 the Independent Trustees voted to waive the limitation on Operating Expenses due to the Declaration of the Trust being written on the premise that a substantially larger investment portfolio would support the general and administrative expense base. Due to the current composition of the Trust's portfolio, the Trust has a necessary, but unfair burden of absorbing administrative expenses in excess of the limits provided in the Declaration of the Trust. No waiver has been provided for the Operating Expenses incurred in excess of the limitation in 1995 due to the Trust's lack of a Trustee's meeting. The Managing Trustee believes all of the expenses are necessary to the operation of the Trust and would have been allowed had the Independent Trustees voted on such expenses. Peter Stein, the Managing Trustee and the manager of First Investment Properties, Inc., the former Advisor, will not ask the Independent Trustees to waive the excess expenses, but instead will apply such amounts paid or deemed paid to the Advisor as payments towards the note payable due to the Advisor. Mr. Stein believes under the current circumstances, this action would be in the best interests of the shareholders, the Trustees, and any new Trustees. If such waiver were to be approved, the Trust would have had a net loss of $32,510 for 1995 compared to income of $52,971.

The prior financial statements referred to the note payable to the Advisor as a Due to Consultant. This liability arose as a result of the costs associated from replacing the prior Advisor and Trustees in 1993. The contract with the consultant was entered into with First Investment Properties, Inc. and the Trust was not a party to the agreement. The Declaration of the Trust prohibits the Trust from directly paying third party contractors of the Advisor, but instructs the Trust to pay the Advisor directly and the Advisor is responsible for paying the third party. The Trust has no liability to the consultant. First Investment Properties, Inc. is solely liable to the consultant. First Investment Properties, Inc. has received $85,481 directly and indirectly as payment of this note. The remaining $19,519 due to the Advisor has been forgiven by First Investment Properties, Inc. Additionally, First Investment Properties, Inc. has waived all rights to Advisory fees accrued in 1995 of $32,607 and any fees accrued in prior years, which are not payable until such time as the shareholders receive a cumulative, but not compounded ten percent return on their investment. First Investment Properties, Inc. has agreed to this waiver due to the fact they recognize that such a condition will never be met.

In March 1995, the Trust issued 847 shares of Beneficial Interest to Gretchen Stein, spouse of Peter Stein, in exchange for the note payable at $1 per share per the agreement with the Trust in 1994. The remaining $20,000 was contributed as capital. Mr. Stein filed the required Forms 4 and 5 on March 22, 1996 to the Trust and the Securities and Exchange Commission, which was not in compliance with Section 16(a) of the Exchange Act. These were the only Reports not filed on a timely basis.

In December 1994, the Trust issued 30,000 shares of beneficial interest at $1 per share to the shareholders of the Advisor in lieu of cash renumeration.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are enclosed:

    (1) Financial Statements (See index to financial statements filed as part of Item 8)

    (2) Supplemental Financial Statement Schedules (See index to financial statements filed as part of Item 8)

    (3) Exhibits:

        3.1 Amended and Restated Declaration of Trust of the Registrant (Exhibit 3.1 to Amendment No. 2 Filed on April 10, 1985 to the Registrant's Registration Statement on Form S-ll, File No. 2-95449, is incorporated herein by reference.)

        3.2. Trustee's Regulations of the Registrant (Exhibit 3.2 to Amendment No. 1 filed on March 14, 1985, to the Registrant's Registration Statement on Form S-ll, File No. 2-95449, is incorporated herein by reference)

        10.1 Advisory Agreement between the Registrant and First Investment Properties, Inc. (Exhibit 10.1 to Amendment No. 2 filed on August 3, 1993 to the Registrant's Registration Statement on Form S-ll, File No. 2-95449, incorporated herein by reference)

        10.2 Dividend Reinvestment Plan (Exhibit 10.2 to Amendment No. 2 filed on April 10, 1985 to the Registrant's Registration Statement on Form S-ll, file No. 2-95449, is incorporated herein by reference)

(b) The following Reports on Form 8-K ("Reports") were filed during the last quarter of the fiscal period.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES INVESTMENT TRUST

Date:                        By: /s/ Peter M. Stein
     ------------------          ----------------------------
                                 Peter M. Stein
                                 Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                      Title                   Date

/s/ Peter M. Stein             Managing Trustee
------------------------                               ----------------------
Peter M. Stein



/s/ Jay Goldman                Trustee
------------------------                               ----------------------
Jay Goldman