Form 10-Q
period 1997-03-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-05-12
CIK 761236

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 1997

                                      OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 2-95449


                     NATIONAL PROPERTIES INVESTMENT TRUST
              Formerly Richard Roberts Real Estate Growth Trust I
            (Exact name of registrant as specified in its charter)




         Massachusetts                                     06-6290322
---------------------------------                     ---------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification Number)


  P.O. Box 148 Canton Center,  CT                           06020
------------------------------------                      ---------
(Address of Principal Executive Offices)                 (Zip Code)


     Registrant's Telephone Number, Including Area Code:    (888) 678-1109






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.     Yes   X         No
                                           -----         -----

                                    PART I
                                    ------

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                     NATIONAL PROPERTIES INVESTMENT TRUST

                                     INDEX


     Accountants' Review Report

     Comparative Balance Sheet as of March 31, 1997 and December 31, 1996

     Comparative Statement of Operations for the Quarters Ended March 31, 1997 and 1996

     Comparative Statement of Changes in Shareholders' Equity for the Quarters Ended March 31, 1997 and 1996

     Comparative Statement of Cash Flows for the Quarters Ended March 31, 1997 and 1996

     Notes to the Financial Statements

                        BERNARDI, ALFIN & KOOS, L.L.C.
                         CERTIFIED PUBLIC ACCOUNTANTS
                             80 SOUTH MAIN STREET
                    WEST HARTFORD, CONNECTICUT  06107-2408
                                ---------------
                  TEL: (860) 521-3430     FAX: (860) 521-6148

JOSEPH A. BERNARDI, CPA                                   JOHN T. SALEMI, CPA
JEFFREY S. ALFIN, CPA                                     CARLO M. SPARAGNA, CPA
KENNETH J. KOOS, CPA                                          ---------------
                                                          ROBERT H. LONDON, CPA

                                 May  5, 1997

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have reviewed the accompanying balance sheet of National Properties Investment Trust as of March 31, 1997 and the related statements of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1997 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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
                          -------------------------
                        See Accountants' Review Report



                                                                             March 31,           December 31,
                                                                               1997                  1996
                                                                               ----                  ----
ASSETS:
-------
        Investments in real estate and personal property                $        982,952      $        948,583
        Cash and cash equivalents                                                 24,356                44,403
        Receivables                                                               18,963                18,248
        Other assets                                                              29,566                39,633
                                                                           -------------         -------------

TOTAL ASSETS                                                            $      1,055,837      $      1,050,867
------------                                                               =============         =============

LIABILITIES:
------------
        Accounts payable and accrued expenses                           $         23,939      $         53,107
        Security deposits held and prepaid rent                                   23,983                20,821
        Mortgage payable                                                         564,234               571,258
                                                                           -------------         -------------
                Total Liabilities                                                612,156               645,186
                                                                           -------------         -------------

SHAREHOLDERS' EQUITY:
---------------------
        Shares of beneficial interest, no par value, unlimited
          authorization, shares issued and outstanding were
          749,276 in 1997 and 718,860 in 1996                                 11,772,347            11,735,447
        Accumulated deficit                                                  (11,328,666)          (11,329,766)
                                                                           -------------         -------------
                Total Shareholders' Equity                                       443,681               405,681
                                                                           -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $      1,055,837      $      1,050,867
------------------------------------------                                 =============         =============

   The accompanying notes are an integral part of the financial statements.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                          CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF OPERATIONS
                        See Accountants' Review Report


                                                                 For the Quarter Ended
                                                                       March 31,
                                                                       ---------
                                                                1997               1996
                                                                ----               ----
PROPERTY OPERATIONS:
--------------------
        Gross rental income                             $        87,016       $        87,846
        Rental expenses                                          62,477                62,805
                                                           ------------          ------------
                Net Income from Property Operations              24,539                25,041
                                                           ------------          ------------

OTHER INCOME (EXPENSE):
-----------------------
        Interest income                                             109                   595
        General and administrative expenses                     (23,547)              (25,168)
                                                           ------------          ------------
                Total Other Income (Expense)                    (23,438)              (24,573)
                                                           ------------          ------------

NET INCOME                                              $         1,101       $           468
----------                                                 ============          ============

INCOME PER SHARE OF BENEFICIAL INTEREST                 $           -         $           -
---------------------------------------                    ============          ============

AVERAGE NUMBER OF SHARES OF BENEFICIAL
--------------------------------------
        INTEREST                                                728,323               718,860
        --------                                           ============          ============

   The accompanying notes are an integral part of the financial statements.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                     ------------------------------------
                          CANTON CENTER, CONNECTICUT
                          --------------------------
           COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                        See Accountants' Review Report


                                                        For the Quarter Ended                           For the Quarter Ended
                                                              March 31,                                       March 31,
                                                              ---------                                       ---------

                                                                 1997                                            1996
                                                     ----------------------------                    ----------------------------
                                                        Shares          Amount                          Shares          Amount
                                                        ------          ------                          ------          ------
SHARES OF BENEFICIAL INTEREST
-----------------------------

        Balance - Beginning of the Period              718,860      $  11,735,447                       718,860     $  11,735,447

        Shares issued                                   30,416             36,900                          -                -

                                                     ---------       ------------                     ---------      ------------
        Balance - End of the Period                    749,276      $  11,772,347                       718,860     $  11,735,447
                                                     =========       ============                     =========      ============

ACCUMULATED DEFICIT
-------------------

        Balance - Beginning of the Period                           $ (11,329,767)                                  $ (11,274,829)

        Net income                                                          1,101                                             468

        Dividends paid                                                   -                                                (36,339)
                                                                     ------------                                    ------------

        Balance - End of the Period                                 $ (11,328,666)                                  $ (11,310,700)
                                                                     ============                                    ============


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


                                                                                 For the Quarter Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                 1997             1996
                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
        Net income                                                          $       1,101      $        468
                                                                             ------------       -----------

        Adjustments to reconcile net income to net cash provided by (used in) operating activities

                Depreciation and amortization                                      13,097            11,999
                Changes in Assets and Liabilities:
                        Receivables                                                  (715)           (1,217)
                        Other assets                                                7,823             6,336
                        Accounts payable and accrued expenses                     (29,168)           (5,707)
                        Security deposits held and prepaid rent                     3,162             -
                                                                             ------------       -----------
                                Total Adjustments                                  (5,801)           11,411
                                                                             ------------       -----------
        Net Cash Provided By (Used In) Operating Activities                        (4,700)           11,879
                                                                             ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
        Purchase of personal property                                             (45,223)           (8,350)
                                                                             ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
        Principal payments on debt                                                 (7,024)           (7,462)
        Proceeds from the issuance of shares                                       36,900
        Dividends paid                                                              -               (36,339)
                                                                             ------------       -----------
                Net Cash Provided By (Used In) Financing Activities                29,876           (43,801)
                                                                             ------------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (20,047)          (40,272)
-----------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                 44,403           108,081
--------------------------------------------------                           ------------       -----------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                $      24,356      $     67,809
============================================                                 ============       ===========


   The accompanying notes are an integral part of the financial statements.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Organization and Summary of Accounting Policies:
         -----------------------------------------------
         A. Organization:
            ------------
            National Properties Investment Trust (formerly Richard Roberts
         Real Estate Growth Trust I) (the "Trust") was organized on January 16, 1985 as a Massachusetts Business Trust. The Trust invests directly in equity interests in commercial, industrial and/or residential properties in the United States which have income-producing capabilities and intends to hold its properties for long-term investment (approximately four to seven years). The Trust currently owns a single property located in central Florida. Due to past adverse conditions in the real estate market, and the economy in general, the Trustees have determined that it would be necessary to extend the holding period for its property beyond the property's anticipated four to seven years. The results of the Trust's operations depend upon the Trust's property's competitive position in its respective leasing market. The Shoppes at Lake Mary, a strip shopping center located in Lake Mary, Florida, is the Trust's sole remaining property.

         B.  Method of Accounting:
             --------------------
             The financial statements of the Trust have been prepared on the accrual basis of accounting.

         C.  Cash Equivalents:
             ----------------
             For financial statement purposes, the Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         D.  Income Taxes:
             ------------
             The Trust has made for prior years, and intends to make for 1997, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended March 31, 1997 and March 31, 1996. However, the Trust is subject to state income taxes, where applicable.

         E.  Depreciation:
             ------------
             Depreciation was computed using the straight-line method over an estimated depreciable life of 40 years for real property, 7 years for personal property, and over the life of the related lease for tenant improvements.

         F.  Accumulated Deficit:
             -------------------
             The accumulated deficit, reported as a reduction of Shareholders' Equity, includes net losses recognized and distributions made to Shareholders as a return of capital invested.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS




NOTE 1 - Organization and Summary of Accounting Policies: (Continued)
         -----------------------------------------------
         G.  Use of Estimates:
             ----------------
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - Related Party Transactions:
         --------------------------
             Currently, there is no agreement with regards to compensation of the Managing Trustee and the Managing Trustee was paid $12,000 for the quarter ended March 31, 1997. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the quarter ended March 31, 1997, however, the Trust paid utility bills for the office of $771 in the quarter ended March 31, 1997.

             On March 3, 1997, the Trust issued 30,416 shares of beneficial interest to an IRA for the benefit of a Trustee of the Trust. The shares were issued for $1.2132 per share, totaling $36,900.

NOTE 3 - Earnings Per Share:
         ------------------
             Earnings per Share of Beneficial Interest are computed on the weighted average number of Shares of Beneficial Interest outstanding during the period.

NOTE 4 - Investment in Real Estate and Personal Property:
         -----------------------------------------------
             The Trust purchased The Shoppes at Lake Mary, a 38,125 square foot shopping center located in Lake May, Florida on March 31, 1986 for $3,200,000. Pursuant to the purchase agreement, the seller guaranteed that the revenues generated by the project during the first two years of its operation would be at least equal to the aggregate of all expenses incurred in connection with the use and operation of the project during each such year plus $360,000. The seller placed $300,000 of the purchase price in an interest bearing escrow account as security for the guarantee. On September 26, 1986, the Trust released the seller from the guarantee in consideration for the funds held in escrow. The funds held in escrow were forwarded to the Trust on October 2, 1986. The basis of the property acquired has been reduced by the amount received under the terms of the cash flow guarantee. On December 31, 1991 the Trust reduced the book value of real property by $1,677,901 to its net realizable value.

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

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS



NOTE 4 - Investment in Real Estate and Personal Property: (Continued)
         -----------------------------------------------
             The Trust's property and equipment are as follows:

                                                     The Shoppes at Lake Mary
                                                     March 31,     December 31,
                                                       1997            1996
                                                       ----            ----
     Land                                         $   275,520     $   230,299
     Buildings                                      1,147,584       1,147,584
     Tenant Improvements                              210,742         210,742
     Furnishings and Equipment                         19,545          19,544
                                                    ---------      ----------
        Total                                       1,653,391       1,608,169
     Less: Accumulated Depreciation                (  670,439)     (  659,586)
                                                    ---------      ----------
     Net Investment in Real Estate
     and Personal Property                         $  982,952     $   948,583
                                                    =========      ==========

NOTE 5 - Receivables:
         ------------
             Receivables consist of the following:
                                                                3/31/97        12/31/96
                                                                -------        --------
             Tenant Receivables                               $  18,963       $  18,248
             Allowance for Doubtful Accounts                        -               -
                                                                 ------          ------
             Tenant Receivables net of Allowance              $  18,963       $  18,248
                                                                 ======          ======

NOTE 6 - Mortgages Payable:
         ------------------
                                                                3/31/97        12/31/96
                                                                -------        --------
             Mortgage payable in monthly
             installments of principal of $7,201
             plus interest charged at 2% over
             prime on the outstanding balance.
             The balance of principal & interest is
             due in full in October, 1998.  The
             loan is secured by a first mortgage
             lien on the Shoppes at Lake Mary.                $ 564,234       $ 571,258
                                                                -------         -------

             The following sets forth the principal payments due on the mortgages payable:


                  March 31, 1998                        29,960
                  March 31, 1999                       534,274

                     NATIONAL PROPERTIES INVESTMENT TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 7- Contingencies:
        -------------
             Salvatore R. Carabetta, an Independent Trustee, resigned on
        June 30, 1996. A successor Trustee has not been appointed to date, which is greater than 60 day period required by the Declaration of Trust for the appointment of a successor Trustee. The Declaration of the Trust requires a new Trustee to be appointed within 60 days. Additionally until June 25, 1996 when Jay Goldman was elected as Trustee of the Trust, Peter Stein, the Managing Trustee, had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Peter Stein and Salvatore Carabetta were the sole remaining Trustees and since a majority of Trustees need to be present to have a vote, both Trustees need to be present to hold a vote.

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

             The Trust has retained Prudential Securities to assist the Trustees with the identification and evaluation of potential candidates for the Trust to acquire additional properties or a possible merger. As a result of these activities, the Trustees have been negotiating with a northeast based real estate company. Both the real estate company and the Trust are performing preliminary due diligence inquiries to determine if the proposed transaction will be in the best interest of each party. The anticipated agreement, if it takes place, will have the real estate company contributing real estate to the Trust in exchange for shares of beneficial interest. The results of the proposed transaction would make the real estate company the single largest shareholder and would likely substantially reduce the administrative burden currently being placed on the Trust's property. These conversations are preliminary and the Trustees are unable to predict whether such a transaction will become a reality and if consummated, whether the shareholders will receive an increased return on their investment.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

             Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.

NOTE 8- Tenant Leases:
        -------------
             The Trust has entered into operating lease agreements with tenants of its rental property which have various termination dates. Certain leases also contain provisions for inflationary increases and the pass through of a portion of operating expenses under specified circumstances. Future minimum lease payments under noncancellable operating leases are as follows:

                             1998        $ 274,072
                             1999          204,037
                             2000          149,007
                             2001           42,019
                             2002            3,240
                                          --------
                            Total        $ 672,375
                                           =======

NOTE 9- Supplemental Disclosure of Cash Flow Information:
        ------------------------------------------------


                                                             3-31-97    3-31-96
                                                             -------    -------
       Cash paid during the year -
         Income taxes                                       $   -      $  -
         Interest                                           $ 14,579   $ 15,117

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

NATIONAL PROPERTIES INVESTMENT TRUST (the "Trust") was organized on January 16, 1985, as a Massachusetts Business Trust. On July 23, 1993, the Trust changed its name from Richard Roberts Real Estate Growth Trust I to its current name. The Trust has made for 1996 and prior years, and intends to make for 1997, an election to file as a real estate investment trust "REIT" under the provisions of the Internal Revenue Code and intends to maintain this status as long as it will benefit the Trust's shareholders. The Trust considers its business to be operating in one industry segment, investment in real property

Liquidity and Capital Resources
-------------------------------

The Trust's primary cash requirements are for capital expenditures and operating expenses, including utilities, insurance, sales taxes, maintenance and management costs. Historically, the Trust's primary sources of cash have been from operations and bank borrowings.

At March 31, 1997 the Trust has cash of approximately $24,356, which is comprised almost entirely of proceeds from the issuance of shares of beneficial interest in March of 1997. The proceeds were used to pay current years property taxes.

Over the past year, the Trustees have spent a considerable amount of time investigating various alternatives in order to enhance shareholder value and return on equity. The Trustee's primary goal is to protect the shareholders' current investment and to enhance their current return by reduced general and administrative costs. The Trustees have spoken to numerous people throughout the country involved in all aspects and segments of the real estate industry. The Trustees had received various proposals, and they had performed extensive due diligence in assessing these proposals. The Trust has retained Prudential Securities to assist the Trustees with the identification and evaluation of potential candidates for the Trust to acquire additional properties or a possible merger. As a result of these activities, the Trustees have been negotiating with a northeast based real estate company. Both the real estate company and the Trust are performing preliminary due diligence inquiries to determine if the proposed transaction will be in the best interest of each party. The anticipated agreement, if it takes place, will have the real estate company contributing real estate to the Trust in exchange for shares of beneficial interest. The results of the proposed transaction would make the real estate company the single largest shareholder and would likely substantially reduce the administrative burden currently being placed on the Trust's property. These conversations are preliminary and the Trustees are unable to predict whether such a transaction will become a reality and if consummated, whether the shareholders will receive an increased return on their investment. The Trustees feel this is a very exciting step for the Trust, as the Northeast based real estate company has all the necessary ingredients Wall Street investors are seeking in a REIT. While this direction is not without risk, the Managing Trustee feels it is in the best interest of the Shareholders.

The principal assets of the Trust consists of an equity position in an income producing commercial property and cash.

Inflation
---------

Inflation has been consistently low during the periods presented in these financial statements and, as a result, has not had a significant effect on the operations of the Trust.


Competition
-----------

The Trust's remaining property investment is subject to competition from similar types of properties in the vicinity in which it is located. While the market in which the property operates is experiencing a recovery, the property values generally remain below the highs realized in the mid-1980's. The properties current 100% occupancy rate, and the Trust's holding of several long-term leases with automatic escalation clauses, are indicators that the Trust is not currently facing heavy competition for tenants.


Results of Operations
---------------------

For the quarter ended March 31, 1997, the Trust reported net income from property operations (before General and Administrative expenses) of $24,539 as compared to net income from property operations of $25,041 for the quarter ended March 31, 1996. This decrease is primarily related to one time partial rental credits given to certain tenants in March of 1997 due to the inconvenience caused by the installation of sewers. Also, the Trust experienced a net income from operations of $1,101 for the quarter ended March 31, 1997, compared to income of $468 for the quarter ended March 31, 1996. The difference is primarily due to the reduction in costs associated with operational expenses, and the travel and related costs incurred with evaluating new investments.

Currently, there is no agreement with regards to compensation of the Managing Trustee and the Managing Trustee was paid $12,000 for the quarter ended March 31, 1997. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the quarter ended March 31, 1997, however, the Trust paid utility bills for the office of $771 in the quarter ended March 31, 1997.

On March 3, 1997, the Trust issued 30,416 shares of beneficial interest to an IRA for the benefit of a Trustee of the Trust. The shares were issued for $1.2132 per share, totaling $36,900.

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

Signatures:

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES INVESTMENT TRUST



Date:                       By:
      -------------------       ----------------------------------
                                Peter M. Stein
                                Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


   Signature                       Title                        Date
   ---------                       -----                        ----


                              Managing Trustee
---------------------------                                 --------------
Peter M. Stein


                              Trustee
---------------------------                                 --------------
Jay Goldman
