Form 10-K/A
period 1996-12-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-06-11
CIK 761236

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

    Amendment No. 1 to Annual Report pursuant to Section 13 or 15(d) of the
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996


                         Commission File Number 2-95449

                      NATIONAL PROPERTIES INVESTMENT TRUST
               Formerly Richard Roberts Real Estate Growth Trust
             (Exact Name of registrant as specified in its charter)



             Massachusetts                              06-6290322
       (State of Incorporation)                   (I.R.S. Employer I.D. No.)

         P.O. Box 148
         Canton Center, CT                          06020
     (Address of Principal Executive Offices)      (Zip Code)


                                 (860) 678-1109
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trustees collectively have ultimate control over the management of the Trust and the conduct of its affairs. Peter Stein, the Managing Trustee, (See
Item 13 - Certain Relationships and Related Transactions) administers the day-to-day operations of the Trust.

Under the Declaration of Trust, the Trustees or their nominees hold legal title to the property of the Trust. Trustees serve for a term of one year or until their successors are elected and qualified. The Trustees listed below were elected at the annual meeting of Shareholders. The Declaration of Trust calls for a minimum of three Trustees, a majority of whom must be Independent Trustees. If by reason of resignation, removal, incapacity, death or otherwise, there are fewer than three Trustees, the remaining Trustee or Trustees may exercise the powers of the Trustees, but any vacancy which leaves fewer than three Trustees shall be filled within sixty days of the creation of such vacancy. A Trustee may be removed for cause by all the remaining Trustees, or with or without cause by the holders of a majority of the outstanding Shares. Independent Trustees do not serve the Trust on a full-time basis, but devote only so much of their time to the Trust as is necessary or required for the conduct of the Trust's business. Each of the Independent Trustees has, and will continue to have, a principal occupation and/or source of income other than that of the Trust and it is contemplated that they will not devote a substantial portion of their time to the discharge of their duties as Trustees.

The Trustees are as follows:

PETER M. STEIN

Mr. Stein, who is 44 years old, has a 22 year involvement in investment real estate, being involved in over 55 investment programs. Mr. Stein has directed his own firm since graduating from Lafayette College in 1973. As Managing Trustee (See Item 13 - Certain Relationships and Related Transactions) of the Trust, Mr. Stein oversees the administration of the Trust and as such is empowered to implement the intentions of the Trustees.

On March 18, 1994, Mr. Stein filed a petition for relief pursuant to Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court, District of Connecticut. An order releasing Mr. Stein from all dischargeable debts was entered by the aforementioned Court on July 20, 1994.

JAY GOLDMAN

Jay Goldman, a lawyer in Boston, Massachusetts, received a B.A. from Lake Forrest College, a J.D. from Boston University Law School, and a LL.M. (Taxation) from Boston University Law School. He has extensive experience in various segments of the real estate industry, including development, finance, and tax-related syndications.

In addition to his decades of real estate experience, Mr. Goldman has been involved in a broad range of investment banking and financial advisory services for principals and joint venture partners, including such services for start-up and emerging companies. Mr. Goldman has also been active in international merchant banking transactions.

Mr. Salvatore R. Carabetta was an Independent Trustee who resigned on June 30, 1996. A successor Trustee has not been appointed to date. (See Item 13 -- Certain Relationships and Related Transactions).

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized..

                                    FIRST FINANCIAL CORP.


      Date:June 11, 1997            By:        /s/ Peter M. Stein
                                          -----------------------
                                          Managing Trustee



      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Registrant's Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

      Signature                Title                Date

/s/ Peter M. Stein
---------------------
Peter M. Stein           Managing Trustee      June 11, 1997

/s/ Jay Goldman
---------------------
Jay Goldman              Trustee               June 11, 1997