Form 10-Q
period 1997-06-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-08-08
CIK 761236

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 2-95449


                      NATIONAL PROPERTIES INVESTMENT TRUST
             Formerly Richard Roberts Real Estate Growth Trust I
            (Exact name of registrant as specified in its charter)



         Massachusetts                                        06-6290322
--------------------------------                     ---------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


  P.O. Box 148 Canton Center,  CT                                06020
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)


       Registrant's Telephone Number, Including Area Code: (860) 693-9624


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filin g requirements for the past 90 days. Yes X No
                                        ---    ---

                                    PART I
                                    ------
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                     NATIONAL PROPERTIES INVESTMENT TRUST

                                     INDEX


   Accountants' Review Report

   Comparative Balance Sheet as of June 30, 1997 and December 31, 1996

   Comparative Statement of Operations for the Six Months Ended June 30, 1997 and 1996

   Comparative Statement of Changes in Shareholders' Equity for the Six Months Ended June 30, 1997 and 1996

   Comparative Statement of Cash Flows for the Six Months Ended June 30, 1997 and 1996

   Notes to the Financial Statements

          [LETTERHEAD OF BERNARDI, ALFIN & KOOS, L.L.C. APPEARS HERE]




                                 July 29, 1997

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have reviewed the accompanying balance sheet of National Properties Investment Trust as of June 30, 1997 and the related statements of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1996 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


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
                           -------------------------
                        See Accountants' Review Report

                                                            June 30,        December 31,
                                                              1997             1996
                                                              ----             ----
ASSETS:
-------
   Investments in real estate and personal property     $  1,011,235      $    948,583
   Cash and cash equivalents                                  10,616            44,403
   Receivables                                                23,659            18,248
   Other assets                                               27,097            39,633
                                                         -----------       -----------
TOTAL ASSETS                                            $  1,072,607      $  1,050,867
------------                                             ===========       ===========

LIABILITIES:
------------
   Accounts payable and accrued expenses                $     37,343      $     53,107
   Security deposits & prepaid rent                           25,471            20,821
   Mortgage payable                                          557,029           571,258
                                                         -----------       -----------
      Total Liabilities                                      619,843           645,186
                                                         -----------       -----------

SHAREHOLDERS' EQUITY:
---------------------
   Shares of beneficial interest, no par value,
    unlimited authorization, shares issued and
    outstanding were 749,276 in 1997 and 718,860
    in 1996                                               11,772,347        11,735,447
   Accumulated deficit                                   (11,319,583)      (11,329,766)
                                                         -----------       -----------
      Total Shareholders' Equity                             452,764           405,681
                                                         -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  1,072,607      $  1,050,867
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


                                                        For the Six Months Ended
                                                                June 30,
                                                                --------
                                                            1997        1996
                                                            ----        ----
PROPERTY OPERATIONS:
--------------------
  Gross rental income                                    $ 175,687   $ 178,437
  Rental expenses                                          119,962     122,364
                                                         ---------   ---------
     Net Income from Property Operations                    55,725      56,284
                                                         ---------   ---------

OTHER INCOME (EXPENSE):
-----------------------
  Interest income                                              397       1,033
  General and administrative expenses                      (45,938)    (52,043)
                                                         ---------   ---------
     Total Other Income (Expense)                          (45,541)    (51,010)
                                                         ---------   ---------

NET INCOME
----------                                               $  10,184   $   5,274
                                                         =========   =========

INCOME PER SHARE OF BENEFICIAL INTEREST                  $    0.01   $    0.01
---------------------------------------                  =========   =========

AVERAGE NUMBER OF SHARES OF BENEFICIAL INTEREST            738,915     718,860
-----------------------------------------------          =========   =========

                     NATIONAL PROPERTIES INVESTMENT TRUST
                     ------------------------------------
                          CANTON CENTER, CONNECTICUT
                          --------------------------
           COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           --------------------------------------------------------
                        See Accountants' Review Report


                                               For the Six Months Ended       For the Six Months Ended
                                                       June 30,                       June 30,
                                                       --------                       --------
                                                         1997                           1996
                                             ----------------------------   ----------------------------
                                               Shares            Amount       Shares            Amount
                                               ------            ------       ------            ------
SHARES OF BENEFICIAL INTEREST
-----------------------------
   Balance - Beginning of the Period          718,860       $  11,735,447    718,860       $  11,735,447

   Shares issued                               30,416              36,900       -                   -
                                             --------        ------------   --------        ------------
   Balance - End of the Period                749,276       $  11,772,347    718,860       $  11,735,447
                                             ========        ============   ========        ============

ACCUMULATED DEFICIT
-------------------
   Balance - Beginning of the Period                        $ (11,329,767)                 $ (11,274,829)

   Net income                                                      10,184                          5,274

   Dividends paid                                                    -                           (36,339)
                                                             ------------                   ------------
   Balance - End of the Period                              $ (11,319,583)                 $ (11,305,894)
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


                                                                    For the Six Months Ended
                                                                            June 30,
                                                                            --------
                                                                       1997          1996
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income                                                    $    10,184    $     5,274
                                                                   ---------      ---------
   Adjustments to reconcile net income to net cash
    provided by operating activities
       Depreciation and amortization                                  27,157         24,482

       Changes in Assets and Liabilities:
         Receivables                                                  (5,411)       (12,014)
         Other assets                                                  8,048          2,777
         Accounts payable and accrued expenses                       (15,764)        (1,444)
         Security deposits & prepaid rent                              4,650          -
                                                                   ---------      ---------
            Total Adjustments                                         18,680         13,801
                                                                   ---------      ---------
   Net Cash Provided By Operating Activities                          28,864         19,075
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchase of personal property                                     (85,322)       (13,186)
                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Principal payments on debt                                        (14,229)       (13,236)
   Proceeds from the issuance of shares                               36,900          -
   Dividends paid                                                      -            (36,339)
                                                                   ---------      ---------
       Net Cash Provided By (Used In) Financing Activities            22,671        (49,575)
                                                                   ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (33,787)       (43,686)
----------------------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                    44,403        108,081
--------------------------------------------------                 ---------      ---------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                     $    10,616    $    64,395
============================================                       =========      =========





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

         D.  Income Taxes:
             ------------
             The Trust has made for prior years, and intends to make for 1997, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended June 30, 1997 and June 30, 1996. However, the Trust is subject to state income taxes, where applicable.

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

NOTE 2 - Related Party Transactions:
         --------------------------
             The Trust has entered into a temporary management agreement with the Managing Trustee for a one-year term. The agreement calls for the Managing Trustee to be paid $4,000 per month plus Trust related expenses. The Trust paid the Managing Trustee $24,000 as compensation for managing the Trust property for the six months ended June 30, 1997. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the six months ended June 30, 1997, however, the Trust paid utility bills for the office of $1,136 in the six months ended June 30, 1997.

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

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - Investment in Real Estate and Personal Property: (Continued)
         ------------------------------------------------
            The Trust's property and equipment are as follows:

                                                                              The Shoppes at Lake Mary
                                                                          June 30,                December 31,
                                                                            1997                     1996
                                                                            ----                     ----
Land                                                                   $    307,273              $   230,299
Buildings                                                                 1,147,584                1,147,584
Tenant Improvements                                                         219,090                  210,742
Furnishings and Equipment                                                    19,544                   19,544
                                                                          ---------                ---------
   Total                                                                  1,693,491                1,608,169
Less: Accumulated Depreciation                                             (682,256)                (659,586)
                                                                          ---------                ---------
Net Investment in Real Estate
and Personal Property                                                   $ 1,011,235              $   948,583
                                                                          =========                =========
NOTE 5- Receivables:
        ------------
            Receivables consist of the following:

                                                                            6/30/97                 12/31/96
                                                                          ---------                ---------
            Tenant Receivables                                          $    23,659              $    18,248
            Allowance for Doubtful Accounts                                     -                        -
                                                                          ---------                ---------
            Tenant Receivables net of Allowance                         $    23,659              $    18,248
                                                                          =========                =========

NOTE 6 - Mortgages Payable:
         ------------------
                                                                            6/30/97                 12/31/96
                                                                          ---------                ---------
            Mortgage payable in monthly installments of principal
            of $7,201 plus interest charged at 2% over prime on
            the outstanding balance. The balance of principal &
            interest is due in full in October, 1998. The loan is
            secured by a first mortgage lien on the Shoppes
            at Lake Mary.                                               $   557,029              $   571,258
                                                                          =========                =========


            The following sets forth the principal payments due on the mortgages payable:

                                   June 30, 1998                             30,734
                                   June 30, 1999                            526,295

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

 NOTE 7- Tenant Leases:
         -------------
            The Trust has entered into operating lease agreements with tenants of its rental property, which have various termination dates. Certain leases also contain provisions for inflationary increases and the pass through of a portion of operating expenses under specified circumstances. Future minimum lease payments under noncancellable operating leases are as follows:

                       1998                  $ 262,782
                       1999                    187,996
                       2000                    125,157
                       2001                     25,201
                                               -------
                       Total                 $ 601,136
                                               =======

NOTE 8- Contingencies:
        -------------
            Salvatore R. Carabetta, an Independent Trustee, resigned on June 30, 1996. A successor Trustee was not appointed until June 16, 1997, which is greater than 60 day period required by the Declaration of Trust for the appointment of a successor Trustee. The Declaration of the Trust requires a new Trustee to be appointed within 60 days. On June 16, 1997 Robert Reibstein was appointed as Trustee of the Trust.

            On January 6, 1996 the Managing Trustee has declared a dividend without the express approval of Mr. Carabetta. Mr. Stein believes that the request for a vote sent to Mr. Carabetta twice by certified mail and not responded to, constitutes a presence at a vote and abstention from the vote. Additionally until June 25, 1996 when Jay Goldman was elected as Trustee of the Trust, Peter Stein, the Managing Trustee, had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Peter Stein and Salvatore Carabetta were the sole remaining Trustees and since a majority of Trustees need to be present to have a vote, both Trustees need to be present to hold a vote. On June 16, 1997, a Trustee meeting was held and the Trustees acknowledged that the Trust was operating with out the full complement of Trustees and approved and ratified all actions carried out by the officers of the Trust.

            On June 16, 1997, the Trustees adopted an amended and restated Declaration of Trust, which defined the powers and limitations on the "Officers", and "Board of Directors" of the Trust. A group of Trustee's has not been appointed to serve as the "Board of Directors" to oversee the management of the Trust by the Managing Trustee.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 8- Contingencies: (Continued)
        -------------

            As of July 29,1997, the Trust is near the completion of negotiations for the sale of the real estate of the Trust to a new entity REIT. The sale will be an exchange of the real estate for stock in the new REIT, with the Trust receiving one share of the new REIT's stock for each share of beneficial interest held by the Trust's shareholders, with a projected value for each share of $2.25. The new REIT will have 10 properties at its inception, 9 to be contributed from the merger partner, one from the Trust. All shareholders of the Trust will receive a distribution of a portion of the new REIT stock and the remaining new REIT stock will be held by the Trust. The total of the shares distributed plus the shares received by the Trust will equal the total of the shares received by the real estate on a one-to-one basis.

            Two documents, the first a proxy, and the second a contribution and exchange agreement, have gone through three drafts up to now and are being worked on in a attempt to have a final draft done by August 15, 1997. Once completed, copies will be sent to all of the Trust's shareholders for review and for a vote on the sale and "merger" itself. Within these documents are all the details of the parties involved, the properties that are being placed into the new REIT, the individuals that will run the new REIT, the shares that each of the participating people involved with the new REIT will get, the warrants/options, if any, that are being made available, and to whom, and all the other details of the transaction.

            The Board of Trustees of the Trust has taken a very active role in these negotiations and the drafting of the documents. The board believes that the approach being taken is in the best interest of the shareholders since they will participate in. a new REIT that will 1. be listed on a stock exchange, thereby giving the shareholders liquidity,
        2. pay dividends, 3. have growth potential, and 4. require no additional funds from any of the shareholders unless additional shares are purchased. At this time, it is projected that two of the Trustees, Jay Goldman and Peter Stein are to receive the following compensation package from the "merger" partner at the time of the completion of this transaction; a) $250,000 worth of new REIT stock, and b) warrants for 200,000 shares at a price $1.00 below the net asset value of the shares at the time of closing.

            It is contemplated that this transaction will be completed by the end of October/November, 1997, with December 31, 1997 as the final fallback date for a closing.

            By agreement, the names of the participants are not allowed to be disclosed at this time. They will be disclosed in the proxy and contribution and exchange agreement being drafted.

                     NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 8- Contingencies: (Continued)
        -------------

           Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.


NOTE 9- Supplemental Disclosure of Cash Flow Information:
        ------------------------------------------------

                                                                                6-30-97            6-30-96
                                                                               --------           --------
Cash paid during the year -
    Income taxes                                                               $      -           $      -
    Interest                                                                   $ 28,976           $ 30,945

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

At June 30, 1997 the Trust has cash of approximately $10,616, which is comprised almost entirely of net income from operations.

               As of July 29,1997, the Trust is near the completion of negotiations for the sale of the real estate of the Trust to a new entity REIT. The sale will be an exchange of the real estate for stock in the new REIT, with the Trust receiving one share of the new REIT's stock for each share of beneficial interest held by the Trust's shareholders, with a projected value for each share of $2.25. The new REIT will have 10 properties at its inception, 9 to be contributed from the merger partner, one from the Trust. All shareholders of the Trust will receive a distribution of a portion of the new REIT stock and the remaining new REIT stock will be held by the Trust. The total of the shares distributed plus the shares received by the Trust will equal the total of the shares received by the real estate on a one-to-one basis.

               Two documents, the first a proxy, and the second a contribution and exchange agreement, have gone through three drafts up to now and are being worked on in a attempt to have a final draft done by August 15, 1997. Once completed, copies will be sent to all of the Trust's shareholders for review and for a vote on the sale and "merger" itself. Within these documents are all the details of the parties involved, the properties that are being placed into the new REIT, the individuals that will run the new REIT, the shares that each of the participating people involved with the new REIT will get, the warrants/options, if any, that are being made available, and to whom, and all the other details of the transaction.

               The Board of Trustees of the Trust has taken a very active role in these negotiations and the drafting of the documents. The board believes that the approach being taken is in the best interest of the shareholders since they will participate in. a new REIT that will 1. be listed on a stock exchange, thereby giving the shareholders liquidity, 2. pay dividends, 3. have growth potential, and 4. require no additional funds from any of the shareholders unless additional shares are purchased. At this time, it is projected that two of the Trustees, Jay Goldman and Peter Stein are to receive the following compensation package from the "merger" partner at the time of the completion of this transaction; a) $250,000 worth of new REIT stock, and b) warrants for 200,000 shares at a price $1.00 below the net asset value of the shares at the time of closing.


It is contemplated that this transaction will be completed by the end of October/November, 1997, with December 31, 1997 as the final fallback date for a closing.

By agreement, the names of the participants are not allowed to be disclosed at this time. They will be disclosed in the proxy and contribution and exchange agreement being drafted.

The principal assets of the Trust consist of an equity position in an income producing commercial property and cash.

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

Results of Operations
---------------------

For the six months ended June 30, 1997, the Trust reported net income from property operations (before General and Administrative expenses) of $55,725 as compared to net income from property operations of $56,284 for the six months ended June 30, 1996. This decrease is related to increased repairs and maintenance and insurance costs. Also, the Trust experienced a net income from operations of $10,184 for the six months ended June 30, 1997, compared to a income of $5,274 for the six months ended June 30, 1996. The difference is primarily due to the decrease in costs associated with operational expenses, and the travel and related costs incurred with evaluating new investments.

The Managing Trustee was paid $24,000 for the six months ended June 30, 1997. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the six months ended June 30, 1997, however, the Trust paid utility bills for the office of $1,136 in the six months ended June 30, 1997.

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

             NONE


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

             NOT APPLICABLE


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF BENEFICIAL
           INTEREST

             NONE


ITEM 5.    OTHER INFORMATION.

             The Trust filed a Form 10-K/A, Amendment No. 1 to the Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

             On June 16, 1997, a Trustee meeting was held and the Trustees acknowledged that the Trust was operating with out the full complement of Trustees and approved and ratified all actions carried out by the officers of the Trust.

             On June 16, 1997, the Trustees adopted an amended and restated Declaration of Trust, which defined the powers and limitations on the "Officers", and "Board of Directors" of the Trust.

             On June 16, 1997 Robert Reibstein was appointed as Trustee of the Trust.


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

NATIONAL PROPERTIES INVESTMENT TRUST



Date:                       By:
      -------------------         ----------------------------------
                                  Peter M. Stein
                                  Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                       Title                          Date

                              Managing Trustee
---------------------------                                   --------------
Peter M. Stein


                              Trustee
---------------------------                                   --------------
Jay W. Goldman


                              Trustee
---------------------------                                   --------------
Robert Reibstein
