Form 10-K/A
period 1996-12-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-10-21
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 2


            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the Fiscal Year ended December 31, 1996

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

         Massachusetts                                            06-6290322
         -------------                                            ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

  P.O. Box 148 Canton Center,  CT                                         06020
  ---------------------------  --                                         -----
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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1997:Shares of Beneficial Interest without par value $982,614 *

                   Documents Incorporated by Reference: None

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not Applicable


      * As no established public trading market exists, a value of $1.483 (the approximate Net Asset Value as of December 31, 1996) has been ascribed for the purpose of this calculation.

Item 6 of the Registrant's Form 10-K for the year ended December 31, 1996 is amended as follows:

      Selected Financial Data has been revised due to correction of December 31, 1995 financial statements. *


Item 7 of the Registrant's Form 10-K for the year ended December 31, 1996 is amended as follows:

Results of Operations for:

      Year Ended December 31, 1996 compared to Year Ended December 31, 1995 *

      Year Ended December 31, 1995 compared to Year Ended December 31, 1994 *

      Year Ended December 31, 1994 compared to Year Ended December 31, 1993 * have been revised in accordance with Item 303 of Regulation S-K.


Item 8 of the Registrant's Form 10-K for the year ended December 31, 1996 is amended as follows:

      The financial statements of the Registrant have been revised. *

      The Independent Auditors' Report for the year ended December 31, 1994 has been included in accordance with Rules 2-05 and 3-02(a). *



*  Filed herewith

ITEM 6.     SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data for the Trust for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, and should be read in conjunction with the accompanying financial statements.

-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Statement of Operations:              1996              1995            1994               1993             1992
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Gross Rental Income                   $ 340,768         $ 311,383       $  293,882         $ 306,916        $ 422,341
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Net Income From
Property Operations (2&3)               (20,187)           51,711         (272,220)         (161,071)           6,914
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Interest Income                           1,589             1,260            -                   170              233
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Loss Due to
Disposition of Assets &
Loss Revenue (2,3&4)                                            -            -                     -         ( 15,199)
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Net Income (Loss)                       (18,598)           33,452         (272,220)         (160,901)        (  8,052)
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Per Share Data:
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Net Income (Loss) (1)                     (0.03)             0.05            (0.39)            (0.24)          ( 0.01)
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Distributions Declared                     0.05              0.00             0.00              0.00             0.00
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Weighted Average Number
of Shares of Beneficial
Interest Outstanding (1)                718,496           718,649          693,436           684,395          684,395
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Balance Sheet:
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Total Assets (2,3&4)                  1,050,867         1,102,288        1,014,331         1,209,933        1,067,160
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Mortgage Loans Payable
(2,3&4)                                 571,258           598,353          398,606           400,000            -
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Shareholder's Equity                    405,681           460,618          386,800           629,020          789,921
-------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

At December 31, 1996, the Trust had cash of approximately $44,404, which is comprised almost entirely of the remaining proceeds from the refinancing of the first and second mortgages on the Trust's property during 1995 and the accrual of 1996's real estate taxes. The Trust anticipates the need for $75,000 to $100,000 for capital expenditures for mandated new sewer lines and tenant improvements during December 1996 and the first half of 1997.

During 1995, the cash flow from the operation of The Shoppes at Lake Mary included funds received pursuant to refinancing of the first and second mortgages on the Trust's property. The Advisor (See Item 13 - Certain Relationships and Related Transactions) of the Trust refinanced the first and second mortgages on the Trust's real property for $600,000 on October 26,1995. The proceeds were used to repay the first and second mortgages, in which the first mortgage was due in December 1996, pay the prior years and current years property taxes, provide working capital to perform tenant improvements for two new tenants, provide capital to install sewer lines mandated by the Town of Lake Mary, and to provide funds to issue a shareholder dividend.

During 1994, the cash flow from the operation of The Shoppes at Lake Mary included funds received pursuant to a second mortgage of $25,000 placed on the property May 4, 1994.

Over the past couple of years, the Trustees have spent a considerable amount of time investigating various alternatives in order to enhance shareholder value and return on equity. The Trustee's primary goal in investigating various investment alternatives is to protect the shareholders' current investment and to enhance the property's current return by reducing general and administrative costs through the enhancement of Trust assets. The Trustees have spoken to numerous people throughout the country involved in all aspects and segments of the real estate industry. The Trustees have received various proposals, and have performed extensive due diligence in assessing these proposals. The Trust has retained Prudential Securities to assist the Trustees with the identification and evaluation of potential candidates for the Trust to acquire additional property or a possible merger. As a result of these activities, the Trustees have been negotiating with a major Northeast based real estate company which has expressed serious interest in proceeding with formal talks with the Trust.

Prudential Securities' knowledge of, and the Trustees' preliminary investigations have indicated, that this company would be an excellent fit with the Trust. Upon the advice of Prudential Securities, the Trustees anticipate the possibility of entering into a Letter of Intent with this real estate company to issue shares of beneficial interest in exchange for the Trust's real property. The results of the proposed transaction would likely substantially reduce the administrative burden currently being placed on the Trust's property. These conversations are preliminary and the Trustees are unable to predict whether such a transaction will become a reality and if consummated, whether the shareholders will receive an increased return on their investment. The Trustees believe this is a significant opportunity for the Trust, as the Northeast based real estate company has all the qualities that the Trustees believes Wall Street investors are seeking in a REIT. While this direction is not without risk, the Managing Trustee feels it is in the best interest of the Shareholders.

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


Results of Operations

      Year Ended December 31, 1996 compared to Year Ended December 31, 1995

For the ended December 31, 1996, the Trust reported a net loss from property operations of $20,187, as compared to net income from property operations of $51,711 for the year ended December 31, 1995. Significant variances from 1995 are as follows; repairs and maintenance expenses were higher due to repairs to the sprinkler system, septic system and air conditioning systems; interest expense increased due to the refinancing and additional borrowing on October 25, 1995; property management costs increased due to a monthly Trustee fee paid to the Managing Trustee as a result of the conversion of the REIT to a self-managed REIT; telephone expenses increased due to increased contact with shareholders, contact with contractors in Florida, and contacts by the Managing Trustee when he is traveling; and revenues increased due to increased occupancy and rent escalations.

The appraised market value of The Shoppes at Lake Mary was $2,050,000 as of October 15, 1993, based upon an appraisal prepared by Pomeroy Appraisal Associates of Florida, Inc. This increase in value over the September, 1991 appraisal reflects the stabilization of the tenancy, the increased occupancy at the center and the firming of the local real estate market in general. The Trust's administrative expenses consist of shareholder reporting, legal expenses, recordkeeping and audit expense, all of which are necessary but provide an unfair burden on a single property (See Item 13 - Certain Relationships and Related Transactions).

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

Currently, there is no agreement with regards to compensation of the Managing Trustee (See Item 13 - Certain Relationships and Related Transactions) and compensation paid to the Managing Trustee was $46,000 for the year ended December 31, 1996.

      Year Ended December 31, 1995 compared to Year Ended December 31, 1994

For the year ended December 31, 1995, the Trust reported net income from property operations of $51,711, as compared to a net loss from property operations of $272,220 for the year ended December 31, 1994. Significant variances from 1994 are as follows: general and administrative expenses were reduced due to the waiving of the advisor fees by the advisor due to the limitation of operating expenses per the Declaration of the Trust (See Item 13 Certain Relationships and Related Transactions) and a reduction in travel expenses and costs related to the evaluation of new investments; repairs and maintenance expenses were lower due to substantial reductions in the costs of contracted services and less than average repairs were performed; promotion and administration expense variances are the result of different expense classifications between years; interest expense increased due to increases in interest rates and the refinancing and additional borrowing on October 25, 1997; and revenues increased due to increased occupancy and rent escalations.

On October 27, 1995, the Trust changed its operating structure to a self-administered Trust. The Advisor and the Managing Trustee have made a concerted effort to reduce the operating expenses and general and administrative expenses of the Trust. They have terminated the lease for their administrative offices located in Connecticut and are operating out of an office provided by the Managing Trustee (See Item 13 - Certain Relationships and Related Transactions). The travel and investigative expenses have been curtailed to a level which the Managing Trustee feels will be supported by the Trust's Cash Flow. The Trust has entered into a new leasing contract with a local (Florida) real estate company to find new tenants, and the leasing commission is to be paid on an annual basis, rather than entirely up front. This contract should reduce the strain on cash flow due to substantial prepaid fees.

There was no agreement with regards to compensation of the Managing Trustee (See Item 13 - Certain Relationships and Related Transactions) and no compensation was provided for the period of October 27, 1995 to December 31, 1995.

      Year Ended December 31, 1994 compared to Year Ended December 31, 1993

For the year ended December 31, 1994, the Trust reported a net loss from property operations of $272,220, as compared to a net loss from property operations of $160,901 for the year ended December 31, 1993. The loss reported for 1994 is largely attributable to the cost associated with shareholder communication, operational expenses, and the travel and related costs incurred with evaluating new investments.

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

      Comparative Schedule of Real Estate Expenses for the Years Ended December 31, 1996, 1995 and 1994

      Notes to the Financial Statements

      Supplemental Financial Statement Schedules:

      Schedule III, Real Estate and Accumulated Depreciation



      ---------------

      Schedules Not Filed:
      All schedules, except those indicated above, have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

          [LETTERHEAD OF BERNARDI, ALFIN & KOOS, L.L.C. APPEARS HERE]

                          Independent Auditors Report

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have audited the accompanying balance sheet of National Properties Investment Trust as of December 31, 1996 and December 31, 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of National Properties Investment Trust as of December 31, 1994 were audited by other auditors whose reports dated March 15, 1995, expressed an unqualified opinion on those statements.

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

March 18, 1997, except for the      Respectfully submitted,
Comparative Statement of
Operations  and Notes 1, 2 and 13,
as to which the Date is
October  7, 1997                    /s/Bernardi, Alfin & Koos, L.L.C.
                                    ---------------------------------
                                    BERNARDI, ALFIN & KOOS, L.L.C.
                                    Certified Public Accountants

          [LETTERHEAD OF KOSTIN, RUFKESS & COMPANY, LLC APPEARS HERE]

                          Independent Auditors Report

The Trustees and Shareholders
National Properties Investment Trust

We have audited the accompanying balance sheets of National Properties Investment Trust as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Investment Trust as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements of National Properties Investment Trust, taken as a whole.


/s/ Kostin Ruffkess & Company, LLC
----------------------------------
KOSTIN, RUFKESS & COMPANY, LLC
West Hartford, Connecticut
March 15, 1995


                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                           COMPARATIVE BALANCE SHEET

                                                               December 31,
                                                           1996          1995
ASSETS:
  Investments in real estate and personal property .  $   948,583   $   930,294
  Cash and cash equivalents .......................        44,403       108,081
  Receivables .....................................        18,248        13,911
  Prepaid expenses ................................        21,019        22,772
  Deposits ........................................         2,160         1,800
  Deferred expenses ...............................        16,454        25,430
                                                        ---------     ---------
TOTAL ASSETS ......................................   $ 1,050,867   $ 1,102,288

LIABILITIES:
  Accounts payable ................................   $    17,307        18,896
  Accrued expenses ................................        35,800         6,225
  Prepaid rent and security deposits ..............        20,821        18,196
  Mortgage payable ................................       571,258       598,353
                                                        ---------     ---------
       Total Liabilities ..........................       645,186       641,670
                                                        ---------     ---------
SHAREHOLDERS' EQUITY:
  Shares of beneficial interest, no par value, unlimited
    authorization, shares issued and outstanding were
    718,496 in 1996 and 718,860 in 1995 ...........    11,754,966    11,754,966
  Accumulated deficit .............................   (11,349,285)  (11,294,348)
                                                        ---------     ---------
       Total Shareholders' Equity .................       405,681       460,618
                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $ 1,050,867   $ 1,102,288
                                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.



                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF OPERATIONS


                                             For the Years Ended December 31,
                                                  1996       1995       1994
PROPERTY OPERATIONS:

     Gross rental income ..................... $ 340,768  $ 311,383  $ 293,883
     Rental expenses .........................  (241,778)  (214,790)  (212,679)
     General and administrative expenses .....  (119,177)   (64,401)  (353,424)
                                                 -------    -------   --------
         Net Income from Property Operations .   (20,187)    32,192   (272,220)


OTHER INCOME (EXPENSE):

     Interest income .........................     1,589      1,260       --
                                                 -------    -------    -------

NET INCOME (LOSS) ............................ $ (18,598) $  33,452  $(272,220)
                                                 =======    =======    =======

INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST     (0.03)      0.05      (0.39)
                                                 =======    =======    =======
AVERAGE NUMBER OF SHARES OF BENEFICIAL
     INTEREST ................................   718,496    718,649    693,436
                                                 =======    =======    =======


The accompanying notes are an integral part of the financial statements.




                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                  For the Years Ended December 31,

                                        1996                   1995                  1994
                                  Shares    Amount      Shares     Amount     Shares     Amount

SHARES OF BENEFICIAL INTEREST
Balance - January 1, ..........  718,860  $11,754,966   714,395  $11,714,600  684,395  $11,684,600

Shares issued .................     --           --         847          847   30,000       30,000

Contributed capital ...........     --           --        --         39,519     --          --

Corrections of errors .........     (364)        --       3,618         --       --          --

Balance - December 31, ........  718,496  $11,754,966   718,860  $11,754,966  714,395  $11,714,600

ACCUMULATED DEFICIT

Balance - January 1, ..........          $(11,294,348)          $(11,327,800)         $(11,055,580)

Net income (loss) .............               (18,598)                33,452              (272,220)

Dividends paid ................               (36,339)                 --                   --

Balance - December 31, ........          $(11,349,285)          $(11,294,348)         $(11,327,800)
                                          ===========            ===========           ===========


The accompanying notes are an integral part of the financial statements.




                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                  For the Years Ended December 31,
                                                                     1996       1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................. $ (18,598) $  33,452  $(272,220)
                                                                    -------    -------    -------
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities

       Depreciation and amortization ............................    50,899     46,131     45,338
       Issuance of shares of beneficial interest in lieu of cash       --         --       30,000
       Changes in  Assets and Liabilities:
           Receivables ..........................................    (4,337)     1,510     24,884
           Prepaid expenses .....................................     1,753     13,188     89,980
           Deferred expenses ....................................      --      (26,927)     4,516
           Other ................................................      (360)    12,957     (3,444)
           Accounts payable .....................................    (1,589)   (57,119)    30,070
           Accrued expenses .....................................    29,575       (414)    (3,392)
           Prepaid rent and security deposits ...................     2,625     (3,056)       487
           Due to Advisor .......................................      --      (85,481)      --
                                                                    -------    -------    -------
               Total Adjustments ................................    78,566    (98,383)   218,439
                                                                    -------    -------    -------
  Net Cash Provided By (Used In) Operating Activities ...........    59,968    (64,931)   (53,781)
                                                                    -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of personal property .................................   (60,212)   (30,113)    (7,300)
                                                                    -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on debt ....................................   (27,095)  (400,253)   (26,395)
  Mortgage proceeds .............................................      --      600,000       --
  Dividends paid ................................................   (36,339)      --         --
  Proceeds from note ............................................      --         --       45,848
                                                                    -------    -------    -------
       Net Cash Provided by (Used In) Financing Activities ......   (63,434)   199,747     19,453
                                                                    -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............   (63,678)   104,703    (41,628)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR ................   108,081      3,378     45,006
                                                                    -------    -------    -------

CASH AND CASH EQUIVALENTS, END OF THE YEAR ...................... $  44,403  $ 108,081  $   3,378
                                                                    =======    =======    =======




The accompanying notes are an integral part of the financial statements.




                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                    COMPARATIVE SCHEDULE OF RENTAL EXPENSES



                                     For the Years Ended December 31,
                                      1996        1995       1994
                                      ----        ----       ----
RENTAL EXPENSES:
Personnel .......................   $   --     $   --     $  6,291
Promotion and administration ....     21,170     21,193     13,206
Property management .............       --       15,569     16,500
Leasing commissions .............     12,713     12,688     12,662
Utilities .......................     21,264     18,596     12,256
Maintenance and repair ..........     26,234     11,811     12,540
Contract services ...............       --         --       22,368
Insurance .......................     13,309      9,451      8,528
Property taxes ..................     35,896     33,339     30,571
Interest expense and late charges     60,293     46,012     32,419
Amortization ....................      8,976      7,481      2,992
Depreciation ....................     41,923     38,650     42,346
                                    --------   --------   --------
      Total Rental Expenses .....  $ 241,778  $ 214,790  $ 212,679




The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization and Summary of Accounting Policies:

            A. Organization:

                  National Properties Investment Trust (formerly Richard
            Roberts Real Estate Growth Trust I) (the "Trust") was organized on January 16, 1985 as a Massachusetts Business Trust. The Trust invests directly in equity interests in commercial, industrial and/or residential properties in the United States which have income-producing capabilities and intends to hold its properties for long-term investment. The Trust currently owns a single property located in central Florida. The results of the Trust's operations depend upon the Trust's property's competitive position in its respective leasing market. The Shoppes at Lake Mary, a strip shopping center located in Lake Mary, Florida, is the Trust's sole remaining property.


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

            E.  Real Estate Assets and Depreciation:

                  On January 1, 1996, the Company adopted the provisions of
            Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires impairment losses to be recognized for long-lived assets, on a property by property basis, used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying value. If such indicators are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

                  For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset, less the estimated cost to sell, is less than the carrying value of the asset measured at the time management commits to a plan to dispose of the asset. Assets are classified as assets to be disposed of when management has committed to sell and is actively marketing the property. Assets to be disposed of are carried at the lower of carrying value or fair value less cost to dispose, determined on an asset by asset basis. Depreciation is not recorded during the period in which assets are held for disposal and gains (losses) from initial and subsequent adjustments to the carrying value of the assets, if any, are recorded as a separate component of income from continuing operations. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

NOTE 2 - Related Party Transactions:

                  The Trust paid the Managing Trustee $46,000 and $15,569 as compensation for managing the Trust property for the years ended December 31, 1996 and 1995, respectively. In addition, effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 1996 and 1995, although, the Trust paid utility bills for the office of $1,647 in 1996.

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

      Under the terms of the Advisory Agreement, the Trust pays to the Advisor:
(a) a reimbursement for organizational, offering and selling expenses advanced on behalf of the Trust by the Advisor; (b) an annual Advisory Fee equal to 2.5% of all cash receipts from operations in the ordinary course of business after deducting payments for operating expenses, debt service, capital expenditures with respect to real property investments, amounts set aside for reserves, after the reimbursement of expenses incurred in the performance of advisory duties described below, which is subordinate to an annual cumulative (but not compounded) return to the investors of 10% per annum on the original Price Per Share to the public in the offering, less all distributions of the net proceeds from the sale or refinancing of the Trust's properties (the "Adjusted Price Per Share"); (c) an Acquisition Fee equal to 6% of the purchase price of any real property acquired by the Trust, from which fee, the Advisor, will pay all real estate and mortgage commissions due to unaffiliated parties;
(d) a Disposition Fee equal to 15% of any net proceeds from a sale, refinancing or other capital transaction with respect to any of its investments, after the Shareholders have received a return of their capital plus a cumulative (but not compounded) return of 10% per annum on the Adjusted Price Per Share, of which Disposition Fee, the Advisor, may pay up to 10% to any consultants; and (e) a Real Estate Brokerage Commission upon the sale of any Trust real property investments, equal to 3% of the gross sale price. The Trust will also reimburse the Advisor for any expenses attributable to the performance of its duties pursuant to the Advisory Agreement. The Advisor will refund to the Trust within 120 days after the end of the fiscal year, the greater of the amount, if any, by which the Operating Expenses of the Trust (as defined in the Prospectus) exceeded either (a) 2% of the Book Value of Invested Assets (as defined in the Prospectus) or (b) 25% of net income of the Trust, whichever is greater, or (c) 2% of the Trust's base assets defined as total assets of the Trust less cash, cash items and unsecured indebtedness. The Trust had Operating Expenses in excess of the above limits of $85,481 during 1995 which were applied to a note payable due to the Advisor.

      The note payable to the Advisor as a Due to Consultant arose as a result of the costs associated with replacing the prior Advisor and Trustees in 1993. The contract with the consultant was entered into with First Investment Properties, Inc. and the Trust was not a party to the agreement. The Declaration of the Trust prohibits the Trust from directly paying third party contractors of the Advisor, but instructs the Trust to pay the Advisor directly and the Advisor is responsible for paying the third party. The Trust has no liability to the consultant. First Investment Properties, Inc. is solely liable to the consultant. First Investment Properties, Inc. has received $85,481 directly and indirectly as payment of this note. The remaining $19,519 due to the Advisor has been forgiven by First Investment Properties, Inc. and recorded as contributed capital. Additionally, First Investment Properties, Inc. has waived all rights to Advisory fees accrued in 1995 of $32,607 and any fees accrued in prior years, which are not payable until such time as the shareholders receive a cumulative, but not compounded ten percent return on their investment. First Investment Properties, Inc. has agreed to this waiver due to the fact they recognize that such a condition will never be met.

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


      Due to Advisor is comprised of the following:

                                                 12/31/96       12/31/95

       Balance at the beginning of the year     $    --        $ 105,000
       Additions ..........................          --
       Payments ...........................          --          (85,481)
       Balance written off ................       (19,519)
                                                ---------      ---------
       Balance at the end of the year .....     $    --        $    --


NOTE 3 - Earnings Per Share:

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

      All of the Trust's property are recorded at historical cost, except for its real property which is recorded at its historical cost, less $310,762 for the reduction in basis due to the release of funds escrowed at closing, and less $1,677,901 loss reserve to reduce the property value to its net realizable value.

      The Trust's property and equipment are as follows:

                                                   The Shoppes at Lake Mary
                                                      1996          1995

               Land .........................     $  230,299     $  195,299
               Buildings ....................      1,147,584      1,147,584
               Tenant Improvements ..........        210,742        188,924
               Furnishings and Equipment ....         19,544         16,149
                                                  ----------     ----------
                  Total .....................      1,608,169      1,547,956
               Less: Accumulated Depreciation     (  659,586)    (  617,663)
                                                  ----------     ----------
               Net Investment in Real Estate
               and Personal Property ........     $  948,583     $  930,293
                                                   =========      =========

NOTE 5- Receivables:

      Receivables consist of the following:


                                                 12/31/96    12/31/95

          Tenant Receivables ................     $18,247     $13,911
          Allowance for Doubtful Accounts ...        --          --
                                                  -------     -------
          Tenant Receivables net of Allowance     $18,247     $13,911
                                                  =======     =======

     The Allowance for Doubtful Accounts is as follows:
                                                   12/31/96     12/31/95

        Balance at the beginning of the year     $    --       $    --
        Charged to expense .................          --            --
        Recoveries .........................          --            --
        Accounts receivable written off
                                                  --------      --------
        Balance at the end of the year .....     $    --       $    --
                                                  ========      ========


NOTE 6 - Accrued Expenses:

     Accrued Expenses consist of the following:

                                             12/31/96   12/31/95

                Accrued real estate taxes     $35,800     $ --
                Accrued interest ........        --        6,225
                                              -------     ------
                Accrued Expenses ........     $35,800     $6,225
                                              =======     ======

NOTE 7 - Mortgage Payable:

                                                          1996         1995

       Mortgage payable in monthly installments of
       $7,201 of principal plus interest at 2%
       over prime on the outstanding  balance.
       The  balance of principal and interest
       is due in full in October 1998.  The loan
       is secured by a first mortgage lien on The
       Shoppes at Lake Mary ......................     $571,258    $598,353
                                                        =======     =======

      The following sets forth the principal payments due on the mortgage payable:


                                1997      29,205
                                1998     542,053

NOTE 8 - Correction of Errors:

      In May, 1993 First Investment Properties, Inc. entered into a consulting agreement with a company, owned by a relative of the former Advisor, to help with the transfer of the Advisor, the resignations of the original Trustees, and the transfer of management of the Lake Mary property. The Trust was not a party to the agreement and is not liable on the note payable. The liability should have been properly classified as an amount Due to Advisor.

      During 1996 and 1995, the Trust has updated its shareholder records and has corrected several errors by the previous transfer agent. These are reflected in 1996 and 1995 as corrections in the number of shares.

NOTE 9- Tenant Leases:


      The Trust has entered into operating lease agreements with tenants of its rental property, which have various termination dates. Certain leases also contain provisions for inflationary increases and the pass through of a portion of operating expenses under specified circumstances. Future minimum lease payments under noncancellable operating leases are as follows: 20

                          1997      $ 279,903
                          1998        215,880
                          1999        145,864
                          2000         67,486
                          2001          6,300
                                      -------
                          Total     $ 715,433


NOTE 10- Dividends Paid to Shareholders:

      The Trust declared and paid cash dividends on a monthly basis from February 1986 through September 1988. On April 11, 1989, the Trustees voted to suspend the quarterly shareholders' dividend effective with the scheduled distribution for the first quarter of 1989.

      A one-time dividend was declared in January 1996, paid in February 1996, and payable to shareholders of record as of September 30, 1995, of $0.05 per share. This dividend was a return of capital to the shareholders. The dividend was declared by the sole vote of the Managing Trustee.

      A specific date of re-establishment of the quarterly shareholders' dividend has not yet been determined. Distributions made by the Trust are at the discretion of the Trustees. Future distributions, if any, will be dependent upon the earnings and cash flow of the Trust, its financial condition and other relevant factors.

      Dividends declared per share are based upon the actual number of shares outstanding on the date of declaration and not upon the weighted average number of shares outstanding during the period used in computing earnings per share.


NOTE 11- Contingencies:

      George Knude, an Independent Trustee, resigned on November 13, 1995. A successor Trustee had not been appointed until June 25, 1996 which was greater than the 60 days provided in the Declaration of Trust.

      Salvatore R. Carabetta, an Independent Trustee, resigned on June 30, 1996. A successor Trustee has not been appointed to date, which is more than 60 the day period required by the Declaration of Trust for the appointment of a successor Trustee. The Declaration of the Trust requires a new Trustee to be appointed within 60 days. Additionally until June 25, 1996 when Jay Goldman was elected as Trustee of the Trust, Peter Stein, the Managing Trustee, had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Peter Stein and Salvatore Carabetta were the sole remaining Trustees and since a majority of Trustees need to be present to have a vote, both Trustees need to be present to hold a vote.

      On January 6, 1996 the Managing Trustee has declared a dividend without the express approval of Mr. Carabetta. Mr. Stein believes that the request for a vote sent to Mr. Carabetta twice by certified mail; and not responded to, constitutes a presence at a vote and abstention from the vote.

      Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.

NOTE 12- Supplemental Disclosure of Cash Flow Information:

                                              1996       1995     1994

        Cash paid during the year -
            Income taxes .................   $  --     $  --     $  --
            Interest .....................   $60,293   $46,012   $30,202
        Non-cash Transactions -
            Issuance of shs. Of beneficial
             Interest in exchange for debt   $  --     $   847   $  --
            Cancellation of indebtedness
               on Due to Advisor .........   $  --     $19,519   $  --
        Conversion of note payable to
         Contributed capital .............   $  --     $20,000   $  --


NOTE 13- Restatement of Financial Statements:

      The Comparative Statement of Operations has been restated to reflect that general and administrative expenses are a component of income from operations in accordance with generally accepted accounting principles. Previously, general and administrate expenses were reported as other expenses. This change has no effect on the income (loss) reported by the Trust.

      The Comparative Statement of Financial Position, the Comparative Statement of Operations, the Comparative Statement of Changes in Shareholders' Equity and the Comparative Statement of Cash Flows for the year ended December 31, 1995 have been restated to reflect the write-off of $19,519 due to First Investment Properties, Inc. as being reclassified to contributed capital.

      Note 1 of these financial statements has been amended to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Adoption of this standard did not have a material impact on the Company's financial position or results of operations.




                                               NATIONAL PROPERTIES INVESTMENT TRUST
                                                    CANTON CENTER, CONNECTICUT
                                                           SCHEDULE III
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1996

                                                Costs                   Gross Amount
                                  Initial    Capitalized                 at which
                                   Cost      Subsequent                  Carried at
                                 to Trust  to Acquisition              Close of Period
                                 --------  --------------              ---------------                                  Estimated
                                                                                                                       Useful Life
                                Building,    Building, Basis Reductions  Building,                                       Used in
                      Encum-    Land and     Land and    and Impairment  Land and    Accumulated   Date of      Date    Computing
Description           brances Improvements Improvements    Writedowns  Improvements Depreciation Construction Acquired Depreciation

Shoppes at Lake Mary

Land .................   (1)   $  432,840   $  35,000     $  (237,541)   $  230,299    $    497                3/31/86       --

Building .............   (1)    2,898,706        --        (1,751,122)    1,147,584     475,036      9/85      3/31/86       40

Tenant improvements
and furniture & fixtures (1)         --       230,286            --         230,286     184,053     Various    Various       (2)
                                 --------     -------       ---------     ---------     -------

       Total ...........       $3,331,546   $ 265,286     $(1,988,663)   $1,608,169    $659,586
                                =========    ========       =========     =========     =======

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                  (Continued)


NOTES TO SCHEDULE III:

      (1) Mortgage payable in monthly installments of $7,201 of principal plus interest at 2% over prime on the outstanding balance. The balance of principal and interest is due in full in October 1998. The loan is secured by a first mortgage lien on the real property.

      (2) The useful lives of tenant improvements are determined based on the remaining lease term and vary lease to lease.

      (3) The aggregate cost of properties owned at December 31, 1996 for Federal Income Tax purposes is $1,608,169

      (4)   Reconciliation of Investment Properties Owned:



                                                1996      1995         1994

Balance at the beginning of the period      $1,547,956  $1,517,843  $1,510,543

Additions during the period:
   Sewer lines ........................         35,000        --         --
   Tenant improvements
    and furniture & fixtures ..........         25,213      30,113       7,300

Deductions during the period:
   None                                           --          --          --
                                            ----------  ----------  ----------

Balance at the end of the period ......     $1,608,169 $1,547,956   $1,517,843
                                             =========  =========    =========


      (5)   Reconciliation of Accumulated Depreciation:

                                                1996       1995       1994
                                                ----       ----       ----
Balance at the beginning of the period         $617,662   $579,012   $536,666

Additions during the period:
   Depreciation expense ..............           41,924     38,650     42,346

Deductions during the period:
   None
                                               --------   --------   --------

Balance at the end of the period .....         $659,586   $617,662   $579,012




      (6) The Trust recorded a basis reduction of $310,762 in October 1986 for the reduction in basis due to the release of funds escrowed at closing from the seller, and recorded an impairment writedown of $1,677,901 on December 31, 1991.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES INVESTMENT TRUST



Date:      10/21/97                     By:  /s/ Peter M. Stein
                                             --------------------
                                                 Peter M. Stein
                                                 Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                       Title                           Date



/s/ Peter M. Stein,        Managing Trustee                    10/21/97
-------------------
    Peter M. Stein



  /s/ Jay Goldman          Trustee                             10/21/97
-------------------
      Jay Goldman