Form 10-Q/A
period 1997-06-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-10-21
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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




           Massachusetts                                  06-6290322
           -------------                                  ----------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                   Identification Number)


   P.O. Box 148 Canton Center, CT                            06020
   -------------------------------                           -----
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

      Item 1 of the Registrant's Form 10-Q for the quarter ended June 30, 1997 is amended as follows:

      The financial statements of the Registrant have been revised to include quarterly operating information in accordance with Rule 10-01(c)(2) of Regulation S-X. *

      Item 2 of the Registrant's Form 10-Q for the quarter ended June 30, 1997 is amended as follows:

      Liquidity and Capital Resources have been revised. *

      Results of Operations have been revised in accordance with Item 303 of Regulation S-K. *



*  Filed herewith

ITEM 1.  FINANCIAL STATEMENTS.

                      NATIONAL PROPERTIES INVESTMENT TRUST

                                      INDEX


      Accountants' Review Report

      Comparative Balance Sheet as of June 30, 1997 and December 31, 1996

      Comparative Statement of Operations for the Quarter and Six Months Ended June 30, 1997 and 1996

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

      We have reviewed the accompanying balance sheet of National Properties Investment Trust as of June 30, 1997 and the related statements of operations for the quarter and six months ended June 30, 1997 and 1996, and changes in shareholders' equity and cash flows for the six months ended June 30, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1996 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

      A review of interim financial information consists principally of inquiries of Trust personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein). In our reports dated March 18, 1997 and October 7, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

July 29, 1997, except for the      Respectfully  submitted,
Comparative Statement of
Operations  And Notes 1, 2, 8
and 10, as to which                /s/Bernardi, Alfin & Koos, L.L.C.
the date is October 7, 1997        ---------------------------------
                                   BERNARDI, ALFIN & KOOS, L.L.C.
                                   Certified Public Accountants

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                           COMPARATIVE BALANCE SHEET
                         See Accountants' Review Report

                                                         June 30,    December 31,
                                                          1997           1996
ASSETS:
Investments in real estate and personal property ...  $  1,011,235  $    948,583
Cash and cash equivalents ..........................        10,616        44,403
Receivables ........................................        23,659        18,248
Other assets .......................................        27,097        39,633
                                                         ---------    ----------

TOTAL ASSETS .......................................  $  1,072,607  $  1,050,867

LIABILITIES:
Accounts payable and accrued expenses ..............  $     37,343  $     53,107
Security deposits & prepaid rent ...................        25,471        20,821
Mortgage payable ...................................       557,029       571,258
                                                         ---------    ----------
Total Liabilities ..................................       619,843       645,186
                                                         ---------    ----------
SHAREHOLDERS' EQUITY:
Shares of beneficial interest, no par value, unlimited
  authorization, shares issued and outstanding were
  749,276 in 1997 and 718,860 in 1996 ..............    11,772,347    11,735,447
Accumulated deficit ................................   (11,319,583)  (11,329,766)
                                                        ----------    ----------
Total Shareholders' Equity .........................       452,764       405,681
                                                        ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........  $  1,072,607  $  1,050,867
                                                        ==========    ==========



The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF OPERATIONS
                         See Accountants' Review Report


                                           For the Quarter Ended   For the Six Months Ended
                                                  June 30,               June 30,
                                              1997        1996         1997        1996
PROPERTY OPERATIONS:

  Gross rental income ...................  $  88,671   $  90,802   $ 175,687   $ 178,648
   Rental expenses ......................    (57,485)    (59,559)   (119,962)   (122,364)
   General and administrative expenses ..    (22,391)    (26,875)    (45,938)    (52,043)
                                            --------    --------    --------    --------
     Net Income from Property Operations       8,795       4,368       9,787       4,241

OTHER INCOME (EXPENSE):
     Interest income ......................      288         438         397       1,033
                                            --------    --------    --------    --------

NET INCOME ................................  $ 9,083   $   4,806   $  10,184   $   5,274

INCOME PER SHARE OF BENEFICIAL INTEREST ...  $  0.01   $    0.01   $    0.01   $    0.01

AVERAGE NUMBER OF SHARES OF BENEFICIAL
     INTEREST .............................  738,915     718,860     738,915     718,860


The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         See Accountants' Review Report

                                        For the Six Months Ended   For the Six Months Ended
                                                June 30,                   June 30,
                                                 1997                       1996

                                          Shares        Amount         Shares       Amount

SHARES OF BENEFICIAL INTEREST

   Balance - Beginning of the Period      718,860     $ 11,735,447    718,860   $ 11,735,447
     Shares issued ...................     30,416           36,900       --             --
                                          -------       ----------    -------     ----------
     Balance - End of the Period .....    749,276     $ 11,772,347    718,860   $ 11,735,447

ACCUMULATED DEFICIT

     Balance - Beginning of the Period                $(11,329,767)             $(11,274,829)

     Net income ......................                      10,184                     5,274

     Dividends paid ..................                        --                     (36,339)
                                                        ----------                ----------
     Balance - End of the Period .....                $(11,319,583)             $(11,305,894)


The accompanying notes are an integral part of the financial  statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                         See Accountants' Review Report


                                                          For the Six Months Ended
                                                                   June 30,
                                                              1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income .......................................   $ 10,184    $   5,274
                                                           -------      -------
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization ...............     27,157       24,482

          Changes in  Assets and Liabilities:
              Receivables .............................     (5,411)     (12,014)
              Other assets ............................      8,048        2,777
              Accounts payable and accrued expenses ...    (15,764)      (1,444)
              Security deposits & prepaid rent ........      4,650         --
                                                           -------      -------
                  Total Adjustments ...................     18,680       13,801
                                                           -------      -------
     Net Cash Provided By Operating Activities ........     28,864       19,075
                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of personal property ....................    (85,322)     (13,186)
                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt .......................    (14,229)     (13,236)
     Proceeds from the issuance of shares .............     36,900         --
     Dividends paid ...................................       --        (36,339)
                                                           -------      -------
       Net Cash Provided By (Used In) Financing Activities  22,671      (49,575)
                                                           -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..    (33,787)     (43,686)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD ....     44,403      108,081
                                                           -------      -------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD ..........   $ 10,616     $ 64,395
                                                           =======      =======


The accompanying notes are an integral part of the financial  statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization and Summary of Accounting Policies:

     A. Organizaion:

      National Properties Investment Trust (formerly Richard Roberts Real Estate Growth Trust I) (the "Trust") was organized on January 16, 1985 as a Massachusetts Business Trust. The Trust invests directly in equity interests in commercial, industrial and/or residential properties in the United States which have income-producing capabilities and intends to hold its properties for long-term investment. The Trust currently owns a single property located in central Florida. The results of the Trust's operations depend upon the Trust's property's competitive position in its respective leasing market. The Shoppes at Lake Mary, a strip shopping center located at Lake Mary, Florida, is the Trust's sole remaining property.

     B. Basis of Presentation:

      The accompanying unaudited financial statements of the Trust have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and accompanying footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1996

     C. Method of Accounting:

      The financial statements of the Trust have been prepared on the accrual basis of accounting.

     D. Cash Equivalents:

      For financial statement purposes, the Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     E. Income Taxes:

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

                      NATIONAL PROPERTIES INVESTMENT TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Organization and Summary of Accounting Policies: (Continued)

     F. Real Estate Assets and Depreciation:

      The Trust recognizes impairment losses for long-lived assets, on a property by property basis, used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such indicators are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value during the period that the indicators are present.

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

      No impairment losses have been recognized since the Trust's adoption of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

      Depreciation was computed using the straight-line method over an estimated depreciable life of 40 years for real property, 7 years for personal property, and over the life of the related lease for tenant improvements.

     G. Accumulated Deficit:

      The accumulated deficit, reported as a reduction of Shareholders' Equity, includes net losses recognized and distributions made to Shareholders as a return of capital invested.

     H. Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - Related Party Transactions:

      The Trust has entered into a temporary management agreement with the Managing Trustee for a one-year term. The agreement calls for the Managing Trustee to be paid $4,000 per month plus Trust related expenses. The Trust paid the Managing Trustee $12,000 and $24,000 as compensation for managing the Trust property for the quarter and six months ended June 30, 1997. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the quarter and six months ended June 30, 1997, although, the Trust paid utility bills for the office of $365 and $1,136 in the quarter and six months ended June 30, 1997.

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

      All of the Trust's property is recorded at historical cost, except for its real property which is recorded at its historical cost, less $310,762 for the reduction in basis due to the release of funds escrowed at closing, and less $1,677,901 loss reserve to reduce the property value to its net realizable value.

      The Trust's property and equipment are as follows:


                                         The Shoppes at Lake Mary
                                         June 30,    December 31,
                                           1997          1996

       Land .........................    $  307,273   $  230,299
       Buildings ....................     1,147,584    1,147,584
       Tenant Improvements ..........       219,090      210,742
       Furnishings and Equipment ....        19,544       19,544
          Total .....................     1,693,491    1,608,169
       Less: Accumulated Depreciation    (  682,256)  (  659,586)
                                          ---------    ---------
       Net Investment in Real Estate
       and Personal Property ........    $1,011,235   $  948,583
                                          =========    =========


NOTE 5 - Receivables:

     Receivables consist of the following:

                                                  6/30/97  12/31/96

            Tenant Receivables ................   $23,659   $18,248
            Allowance for Doubtful Accounts ...        --        --
            Tenant Receivables net of Allowance   $23,659   $18,248

NOTE 6 - Mortgages Payable:

                                                      6/30/97     12/31/96

     Mortgage payable in monthly installments
     of $7,201 of principal and interest at 2%
     over prime on the outstanding balance. The
     balance of principal and interest is due in
     full in October 1998. The loan is secured
     by a first mortgage lien on The Shoppes at
     Lake Mary .................................     $557,029     $571,258


      The following sets forth the principal payments due on the mortgage payable for the twelve months ended:


                         June 30, 1998           30,734
                         June 30, 1999          526,295

 NOTE 7 - Tenant Leases:

                  The Trust has entered into operating lease agreements with tenants of its rental property, which have various termination dates. Certain leases also contain provisions for inflationary increases and the pass through of a portion of operating expenses under specified circumstances. Future minimum lease payments under noncancellable operating leases are as follows:

                           1998               $262,782
                           1999                187,996
                           2000                125,157
                           2001                 25,201
                          Total               $601,136

NOTE 8 - Contingencies:

                  Salvatore R. Carabetta, an Independent Trustee, resigned on
            June 30, 1996. A successor Trustee was not appointed until June 16, 1997, which is greater than the 60 day period required by the Declaration of Trust for the appointment of a successor Trustee. The Declaration of the Trust requires a new Trustee to be appointed within 60 days. On June 16, 1997 Robert Reibstein was appointed as a Trustee of the Trust.

                  On January 6, 1996 the Managing Trustee, Peter Stein,
            declared a dividend without the express approval of Mr. Carabetta. Mr. Stein believes that the request for a vote sent to Mr.
            Carabetta twice by certified mail, and not responded to, constitutes a presence at a vote and abstention from the vote. Additionally until June 25, 1996 when Jay Goldman was elected as Trustee of the Trust, Peter Stein, the Managing Trustee, had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Peter Stein and Salvatore Carabetta were the sole remaining Trustees and since a majority of Trustees needed to be present to have a vote, both Trustees needed to be present to hold a vote. On June 16, 1997, a Trustee meeting was held and the Trustees acknowledged that the Trust was operating without the full complement of Trustees and approved and ratified all actions carried out by the officers of the Trust.

                  On June 16, 1997, the Trustees adopted an Amended and
            Restated Declaration of Trust, which provides that the Trust may choose to elect officers, including a President who shall act as Managing Trustee, and which further defines the powers and limitations of the officers of the Trust. As of June 30, 1997, no officers of the Trust had been appointed to oversee the management of the Trust.

                  As of July 29,1997, the Trust is near the completion of
            negotiations for the sale of the real estate of the Trust to a newly formed-entity that expects to qualify as a REIT. As currently structured, the sale will be an exchange of the Trust's real estate for common stock in the new REIT. The new REIT will have ten retail properties at its formation, nine to be contributed from affiliates of the newly-formed entity and one from the Trust. All shareholders of the Trust will receive a distribution of a portion of the new REIT stock and the remaining new REIT stock will be held by the Trust.

                  Shareholders of the Trust will receive a proxy
            statement/prospectus pursuant to which they will be asked to approve the proposed business combination with the new REIT. The proxy statement/prospectus will contain all the material details of the transaction and is expected to be mailed to shareholders of the Trust in November 1997.

                  It is contemplated that this transaction will be completed by the end of December 1997.

                  Management is unable to determine the effects the above
            events will have on the financial condition of the Trust, if any.


NOTE 9 - Supplemental Disclosure of Cash Flow Information:

                                       6-30-97        6-30-96

Cash paid during the six months ended -

                   Income taxes        $  --          $  --
                   Interest ...        $28,976        $30,945

NOTE 10 - Restatement of Financial Statements:

                  The Comparative Statement of Operations has been restated to reflect general and administrative expenses as a component of income from operations in accordance with generally accepted accounting principles. Previously, general and administrative expenses were reported as other expenses. This change has no effect on the income (loss) reported by the Trust. Quarterly information for the quarter ended June 30, 1997 and 1996 have been added to the Comparative Statement of Operations in accordance with Rule 10-01(c)(2) of Regulation S-X.

                  Note 1 of these financial statements has been amended to
            reflect the adoption Statement of Financial Accounting Standards ("SFAS") No. 121 of the Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Adoption of this standard did not have a material impact on the Trust's financial position or results of operations.

                  Note 1 of these financial statements have been amended to
            provide a description of the Trust's basis of presentation.

                  Note 8 of these financial statements have been restated to reflect the current status of the proposed merger of the Trust property into a new REIT. These changes have no effect on the financial position and results of operations of the Trust.

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

     At June 30, 1997 the Trust had cash of approximately $10,616, which is comprised almost entirely of net income from operations. As of July 29,1997, the Trust is near the completion of negotiations for the sale of the real estate of the Trust to a newly formed-entity that expects to qualify as a REIT. As currently structured, the sale will be an exchange of the Trust's real estate for common stock in the new REIT. The new REIT will have 10 retail properties at its inception, nine to be contributed from affiliates of the newly formed entity and one from the Trust. All shareholders of the Trust will receive a distribution of a portion of the new REIT stock and the remaining new REIT stock will be held by the Trust.

      Shareholders of the Trust will receive a proxy statement/prospectus pursuant to which they will be asked to approve the proposed business combination with the new REIT. The proxy statement/prospectus will contain all the material details of the transaction and is expected to be mailed to the shareholders of the Trust in November.

     It is contemplated that this transaction will be consummated by the end of December 31, 1997.

     The principal assets of the Trust consist of an equity position in an income producing commercial property and cash.


Inflation

     Inflation has been consistently low during the periods presented in these financial statements and, as a result, has not had a significant effect on the operations of the Trust.


Competition

     The Trust's remaining property investment is subject to competition from similar types of properties in the vicinity in which it is located. While the market in which the property operates is experiencing a recovery, the property values generally remain below the highs realized in the mid-1980's. The property's current 100% occupancy rate, and the Trust's holding of several long-term leases with automatic escalation clauses, are indicators that the Trust is not currently facing heavy competition for tenants.


Results of Operations

      For the quarter ended June 30, 1997, the Trust's net income from property operations was $8,795 as compared to net income from property operations of $4,368 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, the Trust had net income from property operations of $9,787 as compared to net income from property operations of $4,030 for the six months ended June 30, 1996. The increases are related to decreases in required repairs to the property, costs associated with operational expenses and the travel and related costs incurred with evaluating new investments. Also, the Trust had net income of $9,083 and $10,184 for the quarter and six months ended June 30, 1997, compared to income of $4,806 and $5,063 for the quarter and six months ended June 30, 1996.

     The Managing Trustee was paid $12,000 and $24,000 for the quarter and six months ended June 30, 1997. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the quarter and six months ended June 30, 1997, although, the Trust paid utility bills for the office of $365 and $1,136 in the quarter and six months ended June 30, 1997.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES INVESTMENT TRUST



Date:  10/20/97                   By:   \s\ Peter M. Stein
                                          -------------------
                                               Peter M. Stein
                                               Managing Trustee

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                               Title                         Date


/s/ Peter M. Stein                  Managing Trustee                10/21/97
--------------------
Peter M. Stein


/s/ Jay Goldman                     Trustee                         10/21/97
--------------------
Jay W. Goldman


/s/ Robert H. Reibstein             Trustee                         10/21/97
--------------------
Robert H. Reibstein