Form 10-Q
period 1997-09-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-11-13
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 1997
                                       OR



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




         Massachusetts                                              06-6290322
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


  P.O. Box 148 Canton Center,  CT                                        06020
(Address of Principal Executive Offices)                             (Zip Code)


          Registrant's Telephone Number, Including Area Code: (860) 693-9624






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      NATIONAL PROPERTIES INVESTMENT TRUST

                                      INDEX


          Accountants' Review Report

          Comparative  Balance  Sheet as of September  30, 1997 and December 31,
     1996

          Comparative Statement of Operations for the Quarter and Nine Months Ended September 30, 1997 and 1996

          Comparative Statement of Changes in Shareholders' Equity for the Nine Months Ended September 30, 1997 and 1996

          Comparative Statement of Cash Flows for the Nine Months Ended September 30, 1997 and 1996

          Notes to the Financial Statements

                 [LETTERHEAD OF BERNARDI, ALFIN & KOOS, L.L.C.]

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have reviewed the accompanying balance sheet of National Properties Investment Trust as of September 30, 1997 and the related statements of operations for the quarter and nine months ended September 30, 1997 and 1996, and changes in shareholders' equity and cash flows for the nine months ended September 30, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1997 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 1997 and October 7, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

November 5, 1997                  Respectfully submitted,

                                  /s/  Bernardi, Alfin & Koos, L.L.C.

                                  BERNARDI, ALFIN & KOOS, L.L.C.
                                  Certified Public Accountants

                      NATIONAL PROPERTIES INVESTMENT TRUST
                         CANTON CENTER, CONNECTICUT
                            COMPARATIVE BALANCE SHEET
                         See Accountants' Review Report


                                                   September 30, December 31,
                                                        1997        1996
                                                        ----        ----

ASSETS:
  Investments in real estate and personal property   $1,006,333    $ 948,583
  Cash and cash equivalents ......................       14,492       44,403
  Receivables ....................................       22,121       18,248
  Other assets ...................................       24,681       39,633
                                                      ---------     --------

TOTAL ASSETS .......................                 $1,067,627   $1,050,867
------------                                         ==========    =========

LIABILITIES:
  Accounts payable and accrued expenses .            $   36,509   $   53,107
  Security deposits held and prepaid rent                26,958       20,821
  Mortgage payable ......................               549,636      571,258
                                                      ---------     --------
    Total Liabilities                                   613,103      645,186
                                                        -------      -------


SHAREHOLDERS' EQUITY:
  Shares of beneficial interest, no par value, unlimited  authorization,  shares issued and outstanding were 749,276 in 1997 and
    718,860 in 1996                                 11,791,866    11,754,966
  Accumulated deficit ...............              (11,337,342)  (11,349,285)
                                                    ----------    ----------
     Total Shareholders' Equity                        454,524       405,681
                                                    ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,067,627   $ 1,050,867
------------------------------------------          ==========     =========




    The accompanying notes are an integral part of the financial statements.


                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                       COMPARATIVE STATEMENT OF OPERATIONS
                         See Accountants' Review Report


                                         For the Quarter Ended  For the Nine Months Ended
                                                September 30,           September 30,
                                                -------------          -------------
                                               1997       1996       1997         1996
                                               ----       ----       ----         ----

PROPERTY OPERATIONS:
  Gross rental income ...................     92,636      81,828     268,323    260,265
  Rental expenses .......................    (62,306)    (61,690)   (182,268)  (184,054)
  General and administrative expenses        (28,705)    (21,890)    (74,643)   (73,933)
                                            --------    --------    --------    -------
  Net Income(Loss)from Property Operations     1,625      (1,752)     11,412      2,278

  OTHER INCOME (EXPENSE):
  Interest income                                134         309         531      1,342
                                            --------    --------    --------    -------

  NET INCOME (LOSS)                            1,759      (1,443)     11,943      3,620
                                            ========    ========    ========    =======


  INCOME PER SHARE OF BENEFICIAL INTEREST       0.00        0.00        0.02       0.01
                                            ========     =======    ========    =======

  AVERAGE NUMBER OF SHARES OF BENEFICIAL
    INTEREST                                 749,276     718,860     742,394    718,860
                                            ========    ========    ========    =======


    The accompanying notes are an integral part of the financial statements.


                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         See Accountants' Review Report



                                        For the Nine Months Ended  For the Nine Months Ended
                                               September 30,             September 30,

                                                   1997                      1996
                                                   ----                      ----

                                           Shares        Amount       Shares        Amount
                                           ------        ------       ------        ------
SHARES OF BENEFICIAL INTEREST

  Balance - Beginning of the Period        718,860    $ 11,754,966    718,860  $ 11,735,447

  Shares issued ...................         30,416          36,900       --           --
                                           -------       ---------    -------    ----------

  Balance - End of the Period .....        749,276    $ 11,791,866    718,860  $ 11,735,447
                                           =======      ==========    =======    ==========


  ACCUMULATED DEFICIT

  Balance - Beginning of the Period                   $(11,349,285)            $(11,274,829)

  Net income                                                11,943                    3,620

  Dividends paid ..................                           --                    (36,339)
                                                        ----------               ----------

  Balance - End of the Period .....                   $(11,337,342)            $(11,307,548)
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


                                                     For the Nine Months Ended
                                                             September 30,
                                                           1997         1996
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................   $ 11,943    $   3,620
                                                           ------      -------

  Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization ......................     40,838       37,329
  Changes in Assets and Liabilities:
  Receivables ........................................     (3,873)      (9,285)
  Other assets .......................................      8,220        4,709
  Accounts payable and accrued expenses ..............    (16,598)       3,454
  Security deposits held and prepaid rent ............      6,137         --
                                                           ------       ------
  Total Adjustments ..................................     34,724       36,207
                                                           ------       ------
  Net Cash Provided By Operating Activities ..........     46,667       39,827
                                                           ------       ------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of personal property ......................    (91,856)     (17,348)
                                                          -------      -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt .........................    (21,622)     (19,167)
  Proceeds from the issuance of shares ...............     36,900         --
  Dividends paid .....................................       --        (36,339)
                                                           ------      -------
  Net Cash Provided By (Used In) Financing Activities      15,278      (55,506)
                                                           ------      -------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (29,911)     (33,027)

  CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD .     44,403      108,081
                                                           ------      -------

  CASH AND CASH EQUIVALENTS, END OF THE PERIOD .......   $ 14,492    $  75,054
                                                           ======      =======





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

          B. Basis of Presentation:

               The accompanying unaudited financial statements of the Trust have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and accompanying footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1996

          C. Method of Accounting:

               The financial statements of the Trust have been prepared on the accrual basis of accounting.

          D. Cash Equivalents:

               For financial statement purposes, the Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

          E. Income Taxes:

               The Trust has made for prior years, and intends to make for 1997, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended September 30, 1997 and September 30, 1996. However, the Trust is subject to state income taxes, where applicable.

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

               No impairment losses have been recognized since the Trust's adoption of Statement of Financial Accounting Standards ("SFAS") No. 121" Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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




NOTE 2 - Related Party Transactions:

          The Trust has entered into a temporary management agreement with the Managing Trustee for a one-year term. The agreement calls for the Managing Trustee to be paid $4,000 per month plus Trust related expenses. The Trust paid the Managing Trustee $12,000 and $36,000 as compensation for managing the Trust property for the quarter and nine months ended September 30, 1997. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the quarter and nine months ended September 30, 1997, although, the Trust paid utility bills for the office of $435 and $1,571 in the quarter and nine months ended September 30, 1997.

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

NOTE 4  -  Investment   in  Real  Estate  and  Personal   Property: (Continued)

          The Trust's property and equipment are as follows:

                                         The Shoppes at Lake Mary
                                         September 30,  December 31,
                                             1997         1996
                                             ----         ----
              Land ....................   $  313,807   $  230,299
              Buildings ...............    1,147,584    1,147,584
              Tenant Improvements .....      219,090      210,742
              Furnishings and Equipment       19,544       19,544
                                          ----------   ----------
         Total .....................       1,700,025    1,608,169
      Less: Accumulated Depreciation      (  693,692)  (  659,586)
                                          ----------   ----------
Net Investment in Real Estate
and Personal Property                    $ 1,006,333  $   948,583
                                           =========    =========


NOTE 5- Receivables:

          Receivables consist of the following:

                                                9/30/97  12/31/96
                                                -------  --------
              Tenant Receivables ............   $22,121   $18,248
              Allowance for Doubtful Accounts      --        --
                                                 ------    ------
     Tenant Receivables net of Allowance      $  22,121 $  18,248
                                                 ======    ======


NOTE 6 - Mortgages Payable:

                                                9/30/97    12/31/96
                                                -------    --------
     Mortgage payable in monthly
     Installments of $7,201 of principal
     and interest at 2% over prime on the
     outstanding balance.  The balance of
     principal and interest is due in full
     in October 1998.  The loan is secured
     by a first mortgage lien on The
     Shoppes at Lake Mary                       $549,636   $571,258
                                                 =======    =======



          The following sets forth the principal payments due on the mortgage payable for the twelve months ended:

                       September 30, 1998    31,528
                       September 30, 1999   518,108


 NOTE 7- Tenant Leases:

          The Trust has entered into operating lease agreements with tenants of its rental property, which have various termination dates. Certain leases also contain provisions for inflationary increases and the pass through of a portion of operating expenses under specified circumstances. Future minimum lease payments under noncancellable operating leases are as follows:

                                   1998   $277,458
                                   1999    181,817
                                   2000     93,715
                                   2001     24,324
                                   2002     14,230
                             Thereafter     32,018
                                          --------
                             Total        $623,562
                                          ========


NOTE 8- Agreement for the Sale of Real Property:

          On August 11, 1997, the Trust and Trustees entered into a Contribution and Exchange Agreement with a newly-formed entity (the "Company") for the exchange of the Trust's sole property for 32,000 shares of common stock of the Company. The Company is expected to qualify as a REIT and will have 10 retail properties at its inception, nine to be contributed by affiliates of the newly-formed entity and one by the Trust. All shareholders of the Trust will receive a distribution of a portion of the Company stock and the remaining Company stock will be held by the Trust. The Company will pay all expenses of the Trust (including attorney's and accountants' fees) in connection with the negotiation, documentation and consummation of the formation transaction.

          The Contribution and Exchange Agreement provides terms under which the agreement may be terminated, and under certain circumstances the Trust may be required to pay a termination fee of $500,000 to $750,000 plus the expenses of the Company and the Trust incurred in connection of the formation transaction.

          Shareholders of the Trust will receive a proxy statement/prospectus pursuant to which they will be asked to approve the proposed business combination with the new REIT. The proxy statement/prospectus will contain all the material details of the transaction and is expected to be mailed to the shareholders of the Trust in November.

          It is contemplated that this transaction will be completed by December 31, 1997.

NOTE 9- Contingencies:

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

          On January 6, 1996 the Managing Trustee, Peter Stein, declared a dividend without the express approval of Mr. Carabetta. Mr. Stein believes that the request for a vote sent to Mr. Carabetta twice by certified mail and not responded to, constitutes a presence at a vote and abstention from the vote. Additionally until June 25, 1996 when Jay Goldman was elected as Trustee of the Trust, Peter Stein, the Managing Trustee, had been acting on behalf of the Trust without the express approval of the majority of the Trustees. Peter Stein and Salvatore Carabetta were the sole remaining Trustees and since a majority of Trustees need to be present to have a vote, both Trustees needed to be present to hold a vote. On June 16, 1997, a Trustee meeting was held and the Trustees acknowledged that the Trust was operating without the full complement of Trustees and approved and ratified all actions carried out by the officers of the Trust.

          On June 16, 1997, the Trustees adopted an Amended and Restated Declaration of Trust, which provides that the Trust may choose to elect officers, including a President who shall act as Managing Trustee, and which further defines the powers and limitations of the officers of the Trust. As of June 30, 1997, no officers of the Trust have been appointed to oversee the management of the Trust.


              Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.


NOTE 10- Supplemental Disclosure of Cash Flow Information:


                                      9-30-97    9-30-96
                                      -------    -------
Cash paid during the nine months ended -
                        Income taxes   $  --     $  --
                        Interest ...   $43,187   $46,618



NOTE 11- Reclassifications:

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

At September 30, 1997 the Trust has cash of approximately $14,492, which is comprised almost entirely of net income from operations.

     On August 11, 1997, the Trust and Trustees entered into a Contribution and Exchange Agreement with a newly-formed entity (the "Company") for the exchange of the Trust's sole property for 32,000 shares of common stock of the Company. The Company is expected to qualify as a REIT and will have 10 retail properties at its inception, nine to be contributed by affiliates of the newly formed entity and one by the Trust. All shareholders of the Trust will receive a distribution of a portion of the Company stock and the remaining Company stock will be held by the Trust. The Company will pay all expenses of the Trust (including attorney's and accountants' fees) in connection with the negotiation, documentation and consummation of the formation transaction.

     The Contribution and Exchange Agreement provides terms under which the agreement may be terminated, and under certain circumstances the Trust may be required to pay a termination fee of $500,000 to $750,000 plus the expenses of the Company and the Trust incurred in connection of the formation transaction.

     Shareholders of the Trust will receive a proxy statement/prospectus pursuant to which they will be asked to approve the proposed business combination with the new REIT. The proxy statement/prospectus will contain all the material details of the transaction and is expected to be mailed to the shareholders of the Trust in November.

     It is contemplated that this transaction will be completed by December 31, 1997.

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


Results of Operations

For the quarter ended September 30, 1997, the Trust reported net income from property operations of $1,625 as compared to a net loss from property operations of $1,752 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Trust reported net income from property operations of $11,412 as compared to net income from property operations of $2,278 for the nine months ended September 30, 1996. The increase is related to increases in gross rental income. Also, the Trust had net income of $1,759 and $11,943 for the quarter and nine months ended September 30, 1997, compared to a net loss of $1,443 and net income of $3,620 for the quarter and nine months ended September 30, 1996.

     The Managing Trustee was paid $12,000 and $36,000 for the quarter and nine months ended September 30, 1997. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the quarter and nine months ended September 30, 1997, although, the Trust paid utility bills for the office of $435 and $1,571 in the quarter and nine months ended September 30, 1997.

                                     PART II

                                OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

                  NONE


ITEM 2.     CHANGES IN SECURITIES.

                  NONE


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  NOT APPLICABLE


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF BENEFICIAL INTEREST

                  NONE


ITEM 5.     OTHER INFORMATION.

                  The Trust filed a Form 10-K/A, Amendment No. 2 to the Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the year ended December 31, 1996.

                  The Trust filed a Form 10-Q/A, Amendment No. 1 to the Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended June 30, 1997.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                  The Trust filed a Form 8-K, Current Report pursuant to Section 13 of 15(d) of the Securities and Exchange Act of 1934 as of August 7, 1997. The Form 8-K contained an Amended and Restated Declaration of Trust.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES INVESTMENT TRUST



Date:                       By:   \s\ Peter M. Stein
                                  Peter M. Stein
                                  Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                  Title                             Date



/s/ Peter M. Stein       Managing Trustee
Peter M. Stein



/s/ Jay Goldman          Trustee
Jay W. Goldman



/s/ Robert Reibstein     Trustee
Robert Reibstein