Form 10-Q/A
period 1997-09-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-11-26
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                Admendment No. 1



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






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

     The Registrant's M, D & A and the financial statements of the Registrant have been revised to incorporate grammatical corrections to conform the 10-Q to the Schedule 14A Information to be filed by the Registrant.

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




NOTE 2 - Related Party Transactions:

          The Trust has entered into a temporary management agreement with the Managing Trustee for a one-year term. The agreement calls for the Managing Trustee to be paid $4,000 per month plus Trust related expenses. The Trust paid the Managing Trustee $12,000 and $36,000 as compensation for managing the Trust property for the quarter and nine months ended September 30, 1997, respectively. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the quarter and nine months ended September 30, 1997, although the Trust paid utility bills for the office of $435 and $1,571 in the quarter and nine months ended September 30, 1997, respectively.

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
                                          ========


NOTE 8- Agreement for the Sale of Real Property:

          On August 11, 1997, the Trust and Trustees entered into a Contribution and Exchange Agreement with a newly-formed entity (the "Company") for the exchange of the Trust's sole property for 32,000 shares of common stock of the Company. The Company is expected to qualify as a REIT and will have 10 retail properties at its inception, nine to be contributed by affiliates of the Company and one by the Trust. All shareholders of the Trust will receive a distribution of a portion of the Company stock and the remaining Company stock will be held by the Trust. The Company will pay all expenses of the Trust (including attorney's and accountants' fees) in connection with the negotiation, documentation and consummation of the formation transactions.

          The Contribution and Exchange Agreement provides terms under which the agreement may be terminated, and under certain circumstances the Trust may be required to pay a termination fee of $500,000 to $750,000 plus the expenses of the Company and the Trust incurred in connection of the formation transactions.

          Shareholders of the Trust will receive a proxy statement/prospectus pursuant to which they will be asked to approve the proposed business combination with the Company. The proxy statement/prospectus will contain all the material details of the transaction and is expected to be mailed to the shareholders of the Trust in November.

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

          On June 16, 1997, the Trustees adopted an Amended and Restated Declaration of Trust, which provides that the Trust may choose to elect officers, including a President who shall act as Managing Trustee, and which further defines the powers and limitations of the officers of the Trust. As of September 30, 1997, no officers of the Trust have been appointed to oversee the management of the Trust.


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

     On August 11, 1997, the Trust and Trustees entered into a Contribution and Exchange Agreement with a newly-formed entity (the "Company") for the exchange of the Trust's sole property for 32,000 shares of common stock of the Company. The Company is expected to qualify as a REIT and will have 10 retail properties at its inception, nine to be contributed by affiliates of the Company and one by the Trust. All shareholders of the Trust will receive a distribution of a portion of the Company stock and the remaining Company stock will be held by the Trust. The Company will pay all expenses of the Trust (including attorney's and accountants' fees) in connection with the negotiation, documentation and consummation of the formation transactions.

     The Contribution and Exchange Agreement provides terms under which the agreement may be terminated, and under certain circumstances the Trust may be required to pay a termination fee of $500,000 to $750,000 plus the expenses of
the  Company  and  the  Trust   incurred  in   connection   with  the  formation
transactions.

     Shareholders of the Trust will receive a proxy statement/prospectus pursuant to which they will be asked to approve the proposed business combination with the Company. The proxy statement/prospectus will contain all the material details of the transaction and is expected to be mailed to the shareholders of the Trust in November.

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


Results of Operations

     For the quarter ended September 30, 1997, the Trust reported net income from property operations of $1,625 as compared to a net loss from property operations of $1,752 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Trust reported net income from property operations of $11,412 as compared to net income from property operations of $2,278 for the nine months ended September 30, 1996. The increase is related to increases in gross rental income. Also, the Trust had net income of $1,759 and $11,943 for the quarter and nine months ended September 30, 1997 respectively, compared to a net loss of $1,443 and net income of $3,620 for the quarter and nine months ended September 30, 1996, respectively.

     The Managing Trustee was paid $12,000 and $36,000 for the quarter and nine months ended September 30, 1997, respectively. In addition, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in the quarter and nine months ended September 30, 1997, although the Trust paid utility bills for the office of $435 and $1,571 in the quarter and nine months ended September 30, 1997, respectively.

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

NATIONAL PROPERTIES INVESTMENT TRUST



Date:   11/26/97            By:   \s\ Peter M. Stein
                                  Peter M. Stein
                                  Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                  Title                             Date



/s/ Peter M. Stein       Managing Trustee                   11/26/97
Peter M. Stein



/s/ Jay Goldman          Trustee                            11/26/97
Jay W. Goldman



/s/ Robert Reibstein     Trustee                             11/26/97
Robert Reibstein