Form 10-Q/A
period 1997-09-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1997-12-24
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                Admendment No. 2



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






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

     The Registrants Form 10-Q for the quarter ended September 30, 1997 is amended as follows:


     Item 2 of the Registrants Form 10-Q for the quarter ended June 30, 1997 is amended as follows:

     Results of Operations have been revised in accordance with Item 303 of Regulation S-K. *









*  Filed herewith

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     For the quarter ended September 30, 1997, the Trust reported net income from property operations of $1,625 as compared to a net loss from property operations of $1,752 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Trust reported net income from property operations of $11,412 as compared to net income from property operations of $2,278 for the nine months ended September 30, 1996. The increase in gross rental income for the quarter ended September 30, 1997 is the result of decreases in vacancies resulting in an increase of gross rental of $5,641 and rent escalations resulting in an increase of gross rental income of $5,167. Also, the Trust had net income of $1,759 and $11,943 for the quarter and nine months ended September 30, 1997, compared to a net loss of $1,443 and net income of $3,620 for the quarter and nine months ended September 30, 1996, respectively. General and administrative expenses increased by $6,815 for the quarter ended September 30, 1997 over the quarter ended September 30, 1996 due to increases in expenses related to the Trusts preparation for the proposed sale of $3,602 and increases in health insurance premiums of $1,939.

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

NATIONAL PROPERTIES INVESTMENT TRUST



Date:   12/24/97            By:   \s\ Peter M. Stein
                                  Peter M. Stein
                                  Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                  Title                             Date



/s/ Peter M. Stein       Managing Trustee                   12/24/97
Peter M. Stein



/s/ Jay Goldman          Trustee                            12/24/97
Jay W. Goldman



/s/ Robert Reibstein     Trustee                             12/24/97
Robert Reibstein