Form 10-K
period 1997-12-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1998-03-24
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year ended December 31, 1997
                                       OR

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

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:Shares of Beneficial
                                                          Interest No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . X

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1998: Shares of Beneficial Interest without par value $309,164 *

     Documents Incorporated by Reference: None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not Applicable

     * As no established public trading market exists, a value of $1.768 (the approximate Net Asset Value as of December 31, 1997) has been ascribed for the purpose of this calculation.

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

Since inception, the Trust has invested directly in equity interests in five commercial properties in the United States, which have income-producing capabilities, four of which have been lost to foreclosure and the last property was sold on December 31, 1997. The Trust has experienced income of $1,067,259, loss of $18,598 and income of $33,452 for fiscal years ended December 31, 1997, 1996 and 1995, respectively. The Trust considers its business to be operating in one industry segment, investment in real property.

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). The New REIT will indirectly own ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares are to be retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The Trust is contingently liable on the first mortgage.

The Trust's sole remaining substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. No potential properties are currently under investigation. Should the Trust be unable to acquire a new property(ies) by the end of 1998, the Trustees will evaluate their options as to the best course of action for the Trust.



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

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). The New REIT will indirectly own ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties.

The Trust's sole remaining substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. No potential properties are currently under investigation. Should the Trust be unable to acquire a new property(ies) by the end of 1998, the Trustees will evaluate their options as to the best course of action for the Trust.

ITEM 3.     LEGAL PROCEEDINGS.

A lawsuit has been brought by a successor of the former Advisor ("Former Advisor") in the State of Connecticut against the Trust, Peter Stein (the Managing Trustee of the Trust) individually, and First Investment Properties, Inc. (a former Advisor of the Trust) for $105,000 plus interest, costs and attorney's fees. The suit contends that the Trust assumed and ratified the contract between First Investment Properties, Inc., which succeeded the Former Advisor as Advisor. The Trust contends it was never party to the contract and intends to vigorously defend these actions which it considers groundless. The ultimate resolution of these matters is not ascertainable at this time. No provision has been made in the financial statements related to these claims. Peter Stein, the Managing Trustee, has put 2,100 shares of Phillips International Realty Corp. stock, owned by him individually, in escrow as collateral pending a judicial outcome in Florida.




ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF BENEFICIAL INTEREST.

A special meeting was held on December 30, 1997. At this meeting, the shareholders of the Trust voted to approve the acceptance of the "Contribution and Exchange Agreement" between National Properties Investment Trust and the New REIT, which agreement had been approved by the Trustees of the Trust in August, 1997 for the sale of the Lake Mary property and approve certain amendments to the Restated Declaration of Trust of National Properties Investment Trust, and both proposals were approved by a majority of the shareholders of the Trust. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining. .

An annual meeting of the shareholders was not held during 1997. The Declaration of Trust of National Properties Investment Trust requires an annual meeting to be held within six months of the Trust's year end.




                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

The Trust was engaged in a public offering through April 30, 1987. The Trust has the authority to issue unlimited number of shares of Beneficial Interest, without par value. There is no established public trading market for the Trust's shares. The Trust had 747,553 shareholders of record at March 15, 1998.

The Trusts old CUSIP number was 763-077-104 and its new CUSIP number is 637-255-100.

On December 31, 1997, National Properties Investment Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, the Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the Common Stock of New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). The New REIT will indirectly own ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied.

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares are to be retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes.

The Trust's sole remaining substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. No potential properties are currently under investigation. Should the Trust be unable to acquire a new property(ies) by the end of 1998, the Trustees will evaluate their options as to the best course of action for the Trust.

The Trust declared and paid cash distributions on a monthly basis from February 1986 through September 1988. On April 11, 1989, the Trustees voted to suspend the quarterly shareholders' dividend indefinitely, effective with the scheduled distribution for the first quarter of 1989. This decision was predicated upon the desire to direct all available funds into property operations. A one-time dividend was declared in January 1996, paid in February 1996, payable to shareholders of record as of September 30, 1995, of $0.05 per share. This dividend was a return of capital to the shareholders. The dividend was declared by the sole vote of the Managing Trustee (See Item 13 - Certain Relationships and Related Transactions). The Trust declared and paid a property dividend on December 31, 1997, payable to the shareholders of record as of December 4, 1997, of 3,744 shares Philips International Realty Corp. common stock. The dividend had an approximate value of $0.25 per share. The Trust declared and paid a property dividend on January 7, 1998, payable to the shareholders of record as of December 4, 1997, of 20,256 shares Philips International Realty Corp. common stock. The dividend had an approximate value of $1.35 per share.

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

ITEM 6.     SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data for the Trust for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, and should be read in conjunction with the accompanying financial statements.

-------------------------------------   -----------    -----------    ----------   -----------    -----------
Statement of Operations: ............          1997           1996          1995          1994           1993
-------------------------------------   -----------    -----------    ----------   -----------    -----------

Gross Rental Income .................   $   350,302    $   340,768    $  311,383   $   293,882    $   306,916


Net Income From
Property Operations (2&3) ...........       (39,765)       (20,187)       32,192      (272,220)      (161,071)

Interest Income .....................           656          1,589         1,260         --               170

Gain (Loss) Due to
Disposition of Assets &
Loss Revenue (5) ....................     1,106,368           --            --            --             --

Net Income (Loss) ...................     1,067,259        (18,598)       33,452      (272,220)      (160,901)

Per Share Data:

Net Income (Loss) (1) ...............          1.45          (0.03)         0.05         (0.39)         (0.24)

Distributions Declared ..............          0.25           0.05          0.00          0.00           0.00

Weighted Average Number
of Shares of Beneficial
Interest Outstanding (1) ............       735,288        718,496       718,649       693,436        684,395

Balance Sheet:

Total Assets (2,3,4&5) ..............     1,452,115      1,050,867     1,102,288     1,014,331      1,209,933

Mortgage Loans Payable
(2,3&5) .............................          --          571,258       598,353       398,606        400,000

Shareholder's Equity ................     1,321,964        405,681       460,618       386,800        629,020
-------------------------------------   -----------    -----------    ----------   -----------    -----------

[FN]

(1) Earnings (Loss) per Share of Beneficial Interest are computed based on the weighted average number of Shares of Beneficial Interest outstanding during the period.
(2) On November 30, 1993, the Trust borrowed $400,000 to extinguish old payables, pay delinquent real estate taxes and accumulate working capital. The Shoppes at Lake Mary were pledged as collateral for this loan.
(3) On May 4, 1994, the Trust borrowed $25,000 to accumulate working capital. The Shoppes at Lake Mary were pledged as collateral for this loan.
(4) On October 26, 1995, the Trust borrowed $600,000 to extinguish the mortgage payable, make capital and tenant improvements, pay delinquent real estate taxes, accumulate working capital and to provide funds to pay a one-time dividend. The Shoppes at Lake Mary were pledged as collateral for this loan.
(5) On December 31, 1997, the Trust sold its sole remaining real property in exchange for 32,000 shares of Philips International Realty Corp. common stock and the assumption of the 1st mortgage of $546,940.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

At December 31, 1997, the Trust has cash of approximately $32,171, which is comprised almost entirely of net income from operations.

During 1995, the cash flow from the operation of The Shoppes at Lake Mary has included funds received pursuant to refinancing of the first and second mortgages on the Trust's property. The Advisor (See Item 13 - Certain Relationships and Related Transactions) of the Trust refinanced the first and second mortgages on the Trust's real property for $600,000 on October 26, 1995. The proceeds were used to repay the first and second mortgages, in which the first mortgage was due in December 1996, pay the prior year and current year property taxes, provide working capital to perform tenant improvements for two new tenants, provide capital to install sewer lines mandated by the Town of Lake Mary, and to provide funds to issue a shareholder dividend.

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, the Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the Common Stock of New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). The New REIT will indirectly own ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied.

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares are to be retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The Trust continues to be contingently liable on the first mortgage.

The Trust's sole remaining substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. No potential properties are currently under investigation. Should the Trust be unable to acquire a new property(ies) by the end of 1998, the Trustees will evaluate their options as to the best course of action for the Trust.

The principal assets of the Trust consists of an equity position in Philips International Realty Corp. and cash.



Results of Operations

         Year Ended December 31, 1997 compared to Year Ended December 31, 1996

For the year ended December 31, 1997, the Trust reported a net loss from property operations of $39,765, as compared to net loss from property operations of $20,187 for the year ended December 31, 1996. Significant variances from 1996 are as follows; the increase in gross rental income for the year ended December 31, 1997 is the result of decreases in vacancies resulting in an increase of gross rental of $5,641 and rent escalations resulting in an increase of gross rental income of $10,586 and a decrease in gross rental income due to rent concessions of $6,693. Rental expenses increased by $23,774 for the year ended December 31, 1997 as a result of the write-off of the remaining balance of capitalized loan origination costs of $7,478, increase in depreciation of $4,133 as a result of the new sewer construction and improvements, an increase in property taxes of $7,104 over the prior year, and the write-off of the remaining balance of capitalized leasing commissions of $5,531. General and administrative expenses increased by $5,338 for the year ended December 31, 1997 over the year ended December 31, 1996 due to increases in expenses related to the Trust's preparation for the proposed sale of $3,831, decreases in travel and entertainment of $3,571, and increases in health insurance premiums of $6,095. Also, the Trust had net income of $1,067,259 for the year ended December 31, 1997, compared to a net loss of $18,598 for the year ended December 31, 1996. The increase is the result of a gain on the sale of real estate of $1,106,368 on December 31, 1997.

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, the Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $ 1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares are to be retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes.

The Trust's sole remaining substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. No potential properties are currently under investigation. Should the Trust be unable to acquire a new property(ies) by the end of 1998, the Trustees will evaluate their options as to the best course of action for the Trust.

Currently, there is no agreement with regards to compensation of the Managing Trustee (See Item 13 - Certain Relationships and Related Transactions) and compensation paid to the Managing Trustee was $48,000 for the year ended December 31, 1997.


         Year Ended December 31, 1996 compared to Year Ended December 31, 1995

For the year ended December 31, 1996, the Trust reported a net loss from property operations of $20,187, as compared to net income from property operations of $32,192 for the year ended December 31, 1995. Significant variances from 1995 are as follows; repairs and maintenance expenses were higher due to repairs to the sprinkler system, septic system and air conditioning systems; interest expense increased due to the refinancing and additional borrowing on October 25, 1995; property management costs increased due to a monthly Trustee fee paid to the Managing Trustee as a result of the conversion of the REIT to a self-managed REIT; Telephone expenses increased due to increased contact with shareholders, contact with contractors in Florida, and contacts by the Managing Trustee when he is traveling; and revenues increased due to increased occupancy and rent escalations.


         Year Ended December 31, 1995 compared to Year Ended December 31, 1994

For the year ended December 31, 1995, the Trust reported net income from property operations of $32,192, as compared to a net loss from property operations of $272,220 for the year ended December 31, 1994. Significant variances from 1994 are as follows: general and administrative expenses were reduced due to the waiving of the advisor fees by the advisor due to the limitation of operating expenses per the Declaration of the Trust (See Item 13 - Certain Relationships and Related Transactions) and a reduction in travel expenses and costs related to the evaluation of new investments; repairs and maintenance expenses were lower due to substantial reductions in the costs of contracted services and less than average repairs were performed; promotion and administration expense variances are the result of different expense classifications between years; interest expense increased due to increases in the interest rates and due to the refinancing and additional borrowing on October 25, 1995; and revenues increased due to increased occupancy and rent escalations.

On October 27, 1995, the Trust changed its operating structure to a self-administered trust. The Advisor and the Managing Trustee have made a concerted effort to reduce the operating expenses and general and administrative expenses of the Trust. They have terminated the lease for their administrative offices located in Connecticut and are operating out of an office provided by the Managing Trustee (See Item 13 - Certain Relationships and Related Transactions). The travel and investigative expenses have been curtailed to a level which the Managing Trustee feels will be supported by the Trust's Cash Flow. The Trust had entered into a new leasing contract with a local (Florida) real estate company to find new tenants, and the leasing commission is to be paid on an annual basis, rather than entirely up front. This contract should reduce the strain on cash flow due to substantial prepaid fees.

There was no agreement with regards to compensation of the Managing Trustee (See
Item 13 - Certain Relationships and Related Transactions) and no compensation was provided for the period of October 27, 1995 to December 31, 1995.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





                      NATIONAL PROPERTIES INVESTMENT TRUST

                                      INDEX




        Independent Auditors' Reports

        Comparative Balance Sheet as of December 31, 1997 and 1996

        Comparative Statement of Operations for the Years Ended December 31, 1997, 1996 and 1995

        Comparative Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

        Comparative Statement of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

        Comparative Schedule of Rental Expenses for the Years Ended December 31, 1997, 1996 and 1995

        Notes to the Financial Statements

          Supplemental Financial Statement Schedules:

        None



         ---------------

         Schedules Not Filed:
         All schedules except, those indicated above, have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

                 [LETTERHEAD OF BERNARDI, ALFIN & KOOS, L.L.C.]



Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have audited the accompanying balance sheet of National Properties Investment Trust as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Investment Trust as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedules, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.

March 4, 1998                               Respectfully submitted,


                                            /s/ Bernardi, Alfin & Koos, L.L.C.


                                            BERNARDI, ALFIN & KOOS, L.L.C.
                                            Certified Public Accountants

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                            COMPARATIVE BALANCE SHEET

                                                              December 31,
                                                          1997           1996
                                                          ----           ----

ASSETS
  Investments in real estate and personal property    $    4,287     $  948,583
  Cash and cash equivalents                               32,171         44,403
  Receivables                                              1,314         18,248
  Investments                                          1,412,800           --
  Prepaid expenses                                          --           21,019
  Deposits                                                 1,543          2,160
  Deferred expenses                                         --           16,454
                                                       ---------       --------

TOTAL ASSETS                                          $1,452,115     $1,050,867
                                                      ==========     ==========


LIABILITIES:
  Accounts payable                                      $ 16,146       $ 17,307
  Accrued expenses                                        15,609         35,800
  Prepaid rent and security deposits                       8,575         20,821
  Note payable                                            89,821           --
  Mortgage payable                                          --          571,258
                                                       ---------      ---------

   Total Liabilities                                     130,151        645,186
                                                       ---------      ---------

SHAREHOLDERS' EQUITY:
  Shares of beneficial interest, no par value, unlimited
    authorization, shares issued and outstanding were
    747,553 in 1997 and 718,496 in 1996               11,791,190     11,754,966
  Accumulated deficit                                (10,469,226)   (11,349,285)
                                                       ---------      ---------

     Total Shareholders' Equity                        1,321,964        405,681
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,452,115    $ 1,050,867
                                                     ===========    ===========

  The accompanying notes are an integral part of the financial statements.



                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                       COMPARATIVE STATEMENT OF OPERATIONS


                                               For the Years Ended December 31,
                                                  1997       1996        1995
                                                  ----       ----        ----

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
      LAKE MARY REAL ESTATE:
 Gross rental income                            $ 350,302  $ 340,768  $ 311,383
 Rental expenses                                 (265,552)  (241,778)  (214,790)
 General and administrative expenses             (124,515)  (119,177)   (64,401)
                                              ----------- ----------  ---------
   Net Income (Loss) from Property Operations     (39,765)   (20,187)    32,192


OTHER INCOME:
 Interest income                                      656      1,589      1,260

GAIN ON DISPOSAL OF LAKE MARY REAL ESTATE (LESS
  APPLICABLE INCOME TAXES OF $15,609)           1,106,368       --         --
                                              ----------- ----------  ---------



NET INCOME (LOSS)                             $ 1,067,259 $  (18,598) $  33,452
                                              =========== ==========  =========



INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST   $   1.45 $    (0.03) $    0.05
                                              =========== ==========  =========
AVERAGE NUMBER OF SHARES OF BENEFICIAL
  INTEREST                                        735,288    718,496    718,649
                                              =========== ==========  =========

  The accompanying notes are an integral part of the financial statements.


                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                 For the Years Ended December 31,

                                          1997                             1996                          1995
                                          ----                             ----                          ----

                                   Shares       Amount            Shares         Amount            Shares        Amount
                                   -------    ------------        -------    ------------        --------    ------------
SHARES OF BENEFICIAL INTEREST

     Balance - January 1,          718,496    $ 11,754,966         718,860    $ 11,754,966         714,395    $ 11,714,600


     Shares issued                  30,416          36,900            --              --               847             847


     Contributed capital              --              --              --              --              --            39,519


     Redemption of shares           (1,185)           (676)           --              --              --             --


     Corrections of errors            (174)           --             (364)            --             3,618           --

                                   -------    ------------         -------    ------------        --------    ------------

     Balance - December 31,        747,553    $ 11,791,190         718,496    $ 11,754,966         718,860    $ 11,754,966
                                   =======    ============         =======    ============        ========    ============




ACCUMULATED DEFICIT

     Balance - January 1,                     $(11,349,285)                   $(11,294,348)                   $(11,327,800)

     Net income (loss)                           1,067,259                         (18,598)                         33,452

     Dividends paid                               (187,200)                        (36,339)
                                              ------------                    ------------                      ----------

     Balance - December 31,                   $(10,469,226)                   $(11,349,285)                   $(11,294,348)
                                              ============                    ============                    ============

  The accompanying notes are an integral part of the financial statements.




                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                       COMPARATIVE STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                              For the Years Ended December 31,
                                               1997         1996         1995
                                           -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $ 1,067,259 $   (18,598) $    33,452
                                            ----------     -------      -------

  Adjustments to reconcile net income
   (loss) to net cash  provided by
   (used in) operating activities
      Depreciation and amortization             62,510      50,899       46,131
      Gain on sale of asset                 (1,106,368)       --           --
      Changes in  Assets and Liabilities:
         Receivables                            16,934      (4,337)       1,510
         Prepaid expenses                       21,019       1,753       13,188
         Deferred expenses                        --          --        (26,927)
         Deposits                                  617        (360)      12,957
         Accounts payable                       (1,161)     (1,589)     (57,119)
         Accrued expenses                      (35,800)     29,575          414
         Prepaid rent and security deposits    (12,246)      2,625       (3,056)
         Due to Advisor                           --          --        (85,481)
                                            ----------     -------      -------

          Total Adjustments                 (1,054,495)     78,566      (98,383)
                                            ----------     -------      -------

Net Cash Provided By (Used In)
  Operating Activities                          12,764      59,968      (64,931)
                                            ----------     -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Closing costs paid on the sale of assets     (10,000)       --           --
  Purchase of personal property               (131,723)    (60,212)     (30,113)
                                            ----------     -------      -------

Net Cash Flows Used In Investing Actvities    (141,723)    (60,212)     (30,113)
                                            ----------     -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                   (24,318)    (27,095)    (400,253)
  Mortgage proceeds                               --          --        600,000
  Proceeds from the issuance of shares          36,900        --           --
  Redemption of shares                            (676)       --           --
  Dividends paid                                  --       (36,339)        --
  Proceeds from note                           104,821        --           --
                                            ----------     -------      -------

Net Cash Provided by (Used In)
   Financing Activities                        116,727     (63,434)     199,747
                                            ----------     -------      -------


NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          (12,232)    (63,678)     104,703

CASH AND CASH EQUIVALENTS, BEGINNING
 OF THE YEAR                                    44,403     108,081        3,378
                                            ----------     -------      -------


CASH AND CASH EQUIVALENTS, END
  OF THE YEAR                              $    32,171 $    44,403  $   108,081
                                            ==========     =======      =======

  The accompanying notes are an integral part of the financial statements.



                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                     COMPARATIVE SCHEDULE OF RENTAL EXPENSES

                                               For the Years Ended December 31,
                                               1997         1996         1995
                                               ----         ----         ----
RENTAL EXPENSES:
Promotion and administration                 $ 23,507     $ 21,170    $ 21,193
Property management                              --           --        15,569
Leasing commissions                            18,244       12,713      12,688
Utilities                                      23,715       21,264      18,596
Maintenance and repair                         22,870       26,234      11,811
Insurance                                      12,672       13,309       9,451
Property taxes                                 43,000       35,896      33,339
Interest expense and late charges              59,034       60,293      46,012
Amortization                                   16,454        8,976       7,481
Depreciation                                   46,056       41,923      38,650
                                               ------       ------      ------

           Total Rental Expenses            $ 265,552    $ 241,778   $ 214,790
                                            =========    =========   =========

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

                  On December 31, 1997,  National  Properties  Investment Trust,
              sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, the Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the Common Stock of New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). The New REIT will indirectly own ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

                  3,744 shares of the New REIT Common Stock were  distributed to the Trust shareholders on December 31, 1997 and 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares are to be retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes.

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

              E.  Real Estate Assets and Depreciation:
                  On January 1, 1996,  the  Company  adopted the  provisions  of
              Statement of Financial Accounting Standards ("SFAS") No. 121" Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires impairment losses to be recognized for long-lived assets, on a property by property basis, used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets, carrying value. If such indicators are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

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

NOTE 2 - Related Party Transactions:
                  The Trust paid the  Managing  Trustee  $48,000  and $46,000 as compensation for managing the Trust property for the years ended December 31, 1997 and 1996, respectively. In addition, Effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 1997 and 1996, however, the Trust paid utility bills for the office of $2,325 in 1997 and $1,647 in 1996.

                  In 1997, the Trust paid health  insurance  premiums of $17,269 on behalf of two Trustees. The Trust paid $11,727 to a credit card account of the Managing Trustee for reimbursement of Trust expenses. The Trust reimbursed two Trustees $3,391 for travel expenses.

                  The  Trust  had  entered  into  an  agreement  (the  "Advisory
              Agreement") with First Investment Properties, Inc., (the "Advisor"), a Connecticut Corporation, pursuant to which the Advisor was acting as an investment advisor and administrator of the Trust's day-to-day affairs. Peter Stein, the Managing Trustee, was the manager of First Investment Properties, Inc. The Advisory Agreement expired on October 27, 1995 and was not renewed by the Trust.

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

                  On March 3, 1997, the Trust issued 30,416 shares of beneficial interest to a Profit Sharing Retirement Plan for the benefit of a Trustee of the Trust. The shares were issued for $1.2132 per share, totaling $36,900.

                  As part of their  compensation  for their  involvement  in the sale of the real estate by the Trust to Philips International Realty Corp., two Trustees received a total of 5,000 shares of Philips International Realty corp. common stock, valued at
              $250,000. In addition the two Trustees received warrants to purchase an additional 8,000 shares of Philips International Realty Corp. common stock.


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

                  On December 31, 1997,  National  Properties  Investment Trust,
              sold its sole real estate asset to a newly formed real estate investment trust company, the Philips International Realty Corp., a Maryland corporation.

                  The Trust's property and equipment are as follows:

                                          The Shoppes at Lake Mary
                                            1997         1996
                                            ----         ----
Land                                      $ --       $  230,299
Buildings                                   --        1,147,584
Tenant Improvements                         --          210,742
Furnishings and Equipment                  6,545         19,544
                                           -----         ------
   Total                                   6,545      1,608,169
Less: Accumulated Depreciation           ( 2,258)    (  659,586)
                                           -----        -------
Net Investment in Real Estate
and Personal Property                     $4,287     $  948,583
                                          ======     ==========



NOTE 5- Receivables:
      Receivables consist of the following:

                                             1997           1996
                                             ----           ----
Tenant Receivables                          $1,314        $18,248
Allowance for Doubtful Accounts               --             --
                                             -----         ------
Tenant Receivables net of Allowance         $1,314        $18,248
                                            ======        =======



NOTE 6 - Accrued Expenses:
                  Accrued Expenses consist of the following:

                                        1997              1996
                                        ----              ----
Accrued real estate taxes              $  --            $35,800
Accrued corporation taxes               15,609             --
                                        ------           ------
Accrued Expenses                       $15,609          $35,800
                                       =======          =======

NOTE 7 Note Payable:

                    As part of the sale of the Lake  Mary  property,  the  Trust entered into a secured non-recourse note agreement for settlement adjustments in favor of the purchaser. The note balance as of December 31, 1997 was $89,821. The note is secured by 4,000 shares of Phillips International Realty Corp. stock.

NOTE 8 - Mortgage Payable:

                                                 1997        1996
                                                 ----        ----

Mortgage  payable in monthly  installments
 of $7,201 of principal plus interest,
at 10.25% charged at 2% over prime on
the  outstanding  balance.  The balance of
principal & interest is due in full in
October,  1998.  The loan is secured by a
first mortgage lien on the Shoppes at Lake
Mary. The Trust is contingently liable for
this mortgage                                 $  --       $ 571,258
                                               ======       =======


NOTE 9- Going Concern:

                    The Trust's sole remaining  substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The
               Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. No potential properties are currently under investigation. Should the Trust be unable to acquire a new property(ies) by the end of 1998, the Trustees will evaluate their options as to the best course of action for the Trust.

NOTE 10- Sale of Lake Mary Property:

                  The Trust  exchanged  its sole real estate  holding for 32,000 shares of the Common Stock of New REIT, valued at $1,600,000 plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. The Trust remains contingently liable on the first mortgage.

                  The value of the Philips  International Realty Corp. stock and the value of the Lake Mary real property were determined based upon the opinions of the each parties financial advisors. The relative valuations of the Partnership Properties, and the Trust's Property, were considered independently by the Philips Group and the Trust, and negotiated on an arm's-length basis. The Trust and the Philips Group are not related parties and retained separate legal counsel and financial advisors. The terms of the Contribution and Exchange Agreement were the result of lengthy negotiations. However, no third-party appraisals of the Properties or any other assets were used to value such property for purposes of the Transaction.

                  Accordingly,  no assurance  can be given that the valuation of
              Philips International Realty Corp. implied by the market capitalization of Philips International Realty Corp. does not exceed the aggregate value of the Properties that might have been obtained from an independent appraisal, or that the common stock received by the Trust in the Transactions reflects the fair value of the Trust's Property.


NOTE 11- Dividends Paid to Shareholders:

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

                  The Trust declared a property  dividend of 3,744 shares of the
              New REIT common stock distributed to the Trust shareholders on December 31, 1997 to the shareholders of record on December 4, 1997 and declared a property dividend of 20,256 of such shares distributed to the Trust shareholders on January 7, 1998 to the shareholders of record on December 4, 1997 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares are to be retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes.

NOTE 12- Contingencies:

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

                  In  July  1993,   the  then  trustees  of  Trust  amended  the
              Declaration of Trust, without seeking or obtaining shareholder approval, to, among other things, create an open-end trust such that National would have an infinite life. Since the date of such amendment, National and its trustees have been acting at all times in a manner consistent with such infinite life status. Although the current Trustees believe that such trustees acted within their discretionary authority under the original Declaration of Trusts in effecting such amendment without seeking shareholder approval and that such amendment was properly adopted, there can be no assurance that one or more shareholders of the Trust will not challenge the validity of such amendment premised upon the need for such shareholder approval under the terms of the original Declaration of Trust or seek damages for breach of the contractual provisions of the original Declaration of Trust. If such a challenge was successfully brought, Trust may be required to obtain shareholder approval of such amendment in order to maintain its infinite life status (as opposed to liquidating one year after the completion of the Formation Transactions), and there can be no assurances that such shareholder approval, if required, would be obtained.

                    A lawsuit  has been  brought  by a  successor  of the former
               Advisor ("Former Advisor") in the State of Connecticut against the Trust, Peter Stein (the Managing Trustee of the Trust) individually, and First Investment Properties, Inc. (a former Advisor of the Trust) for $105,000 plus interest, costs and attorney's fees. The suit contends that the Trust assumed and ratified the contract between First Investment Properties, Inc., which succeeded the Former Advisor as Advisor. The Trust contends it was never party to the contract and intends to vigorously defend these actions which it considers groundless. The ultimate resolution of these matters is not ascertainable at this time. No provision has been made in the financial statements related to these claims. Peter Stein, the Managing Trustee, has put 2,100 shares of Phillips International Realty Corp. stock, owned by him individually, in escrow as collateral pending a judicial outcome in Florida.



                  Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.

NOTE 13- Supplemental Disclosure of Cash Flow Information:

                                              1997         1996         1995
                                              ----         ----         ----
Cash paid during the year -
     Income taxes                        $       --   $       --  $       --
     Interest                            $     59,034 $     60,293$     46,012

Non-cash transactions -
     Issuance of shares of beneficial interest
         in exchange for debt            $       --   $       --  $        847
     Cancellation of indebtedness on
         Due to Advisor                  $       --   $       --  $     19,519
     Conversion of note payable to
         contributed capital             $       --   $       --  $     20,000
     32,000 shares of Philips International
         Realty Corp. common stock received
         in exchange for real estate     $  1,600,000 $       --  $       --
     Assumption of 1st mortgage by
         Philips International Realty Corp.
                                         $    546,940 $       --  $       --
     3,733 share of Philips international
         Realty Corp. common stock
         distributed as a dividend       $    187,200 $       --  $       --
     Income taxes to be paid by Philips
         International Realty Corp. as a
         condition of the sale of the real
         estate                          $     15,000 $       --  $       --


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.

                  NONE


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

The Trustees are as follows:

PETER M. STEIN

     Mr. Stein, who is 46 years old, has a 24-year involvement in investment real estate, being involved in over 55 investment programs. Mr. Stein has directed his own firm since graduating from Lafayette College in 1973. As Managing Trustee (See Item 13 - Certain Relationships and Related Transactions) of the Trust, Mr. Stein oversees the administration of the Trust, and as such, is empowered to implement the intentions of the Trustees.

JAY GOLDMAN

     Jay Goldman, a lawyer in Boston, Massachusetts, received a B.A. from Lake Forrest College, a J.D. from Boston University Law School, and a L.L.M. (Taxation) from Boston University Law School. He has extensive experience in various segments of the real estate industry including development, finance, and tax related syndications.

     In addition to his decades of real estate experience, Mr. Goldman has been involved in a broad range of investment banking and financial advisory services for principals and joint venture partners, including such services for start up and emerging companies. Mr. Goldman has also been active in international merchant banking transactions.

ROBERT H. REIBSTEIN

     Robert H. Reibstein graduated from Boston University with a B.A. in Economics in 1978 and a Masters in Business Administration with a concentration in Finance in 1984. He began working in the real estate industry in 1984, acquiring commercial and multi-family properties for growth and income syndication funds. Since 1988, Mr. Reibstein has provided consulting and advisory services to private and institutional real estate companies and pension funds. Currently, he is involved with analysis and valuation of commercial debt and equity portfolios for portfolio management purposes. Mr. Reibstein is experienced in structuring portfolios and managing the due diligence process for commercial mortgage backed security transactions.


     Salvatore R. Carabetta, an Independent Trustee, resigned on June 30, 1996. A successor Trustee was not appointed until June 16, 1997, which is greater than the 60 day period required by the Declaration of Trust for the appointment of a successor Trustee. The Declaration of the Trust requires a new Trustee to be appointed within 60 days. On June 16, 1997 Robert Reibstein was appointed as Trustee of the Trust. (See Item 13 - Certain Relationships and Related Transactions).


ITEM 11.   EXECUTIVE COMPENSATION.

     Under the Declaration of Trust, the Independent Trustees are entitled to receive reasonable compensation for their services as Trustees (See Item 13 - Certain Relationships and Related Transactions). In addition, the Trust will reimburse the Trustees (including those who are affiliates) for travel and other expenses incurred in connection with their duties as Trustees.

     The Managing Trustee was paid $48,000 in 1997 as compensation for managing the Trust's property.

     As part of their compensation for their involvement in the sale of the real estate by the Trust to Philips International Realty Corp., two Trustees received a total of 5,000 shares of Philips International Realty Corp. common stock, valued at $250,000. In addition the two Trustees received warrants to purchase an additional 8,000 shares of Philips International Realty Corp. common stock.

     Management does not anticipate any management fees or other trustee fees to be paid to any trustee unless the Trust is able to acquire new real property.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     To the best knowledge of the Trust, on March 15, 1998, one shareholder of record owned more than five percent of its Shares of Beneficial Interest. The following Trustees hold shares of beneficial interest of the Trust.


Name of                    Amount and Nature
Beneficial                   Of Beneficial                 Percentage
   Owner                    Ownership                      Ownership

Gretchen Stein..........   46,109 Shares                      6.1680
Peter Stein ............   Indirectly - 46,109 Shares         6.1680
                           (same shares as above)
Jay Goldman ............   Indirectly - 50,679 Shares         6.7793



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Trust paid the Managing Trustee $48,000 and $46,000 as compensation for managing the Trust property for the years ended December 31, 1997 and 1996, respectively. In addition, Effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 1997 and 1996, however, the Trust paid utility bills for the office of $2,325 in 1997 and $1,647 in 1996.

     In 1997 the Trust paid health insurance premiums of $17,269 on behalf of two Trustees. The Trust paid $11,727 to a credit card account of the Managing Trustee for reimbursement of Trust expenses. The Trust reimbursed two Trustees $3,391 for travel expenses.

     The Trust had entered into an agreement (the "Advisory Agreement") with First Investment Properties, Inc. (the "Advisor"), a Connecticut Corporation, pursuant to which the Advisor was acting as an investment advisor and administrator of the Trust's day-to-day affairs. Peter Stein, the Managing Trustee of the Trust, was the manager of First Investment Properties, Inc. The Advisory Agreement, which was renewed annually at the Meeting of Shareholders, expired October 26, 1995 and was not renewed. For a description of the Trust's former Advisory Agreement, See Note 2 to the Financial Statements.

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

     In July 1993, the then trustees of Trust amended the Declaration of Trust, without seeking or obtaining shareholder approval, to, among other things, create an open-end trust such that National would have an infinite life. Since the date of such amendment, National and its trustees have been acting at all times in a manner consistent with such infinite life status. Although the current Trustees believe that such trustees acted within their discretionary authority under the original Declaration of Trusts in effecting such amendment without seeking shareholder approval and that such amendment was properly adopted, there can be no assurance that one or more shareholders of the Trust will not challenge the validity of such amendment premised upon the need for such shareholder approval under the terms of the original Declaration of Trust or seek damages for breach of the contractual provisions of the original Declaration of Trust. If such a challenge was successfully brought, Trust may be required to obtain shareholder approval of such amendment in order to maintain its infinite life status (as opposed to liquidating one year after the completion of the Formation Transactions), and there can be no assurances that such shareholder approval, if required, would be obtained.

     The Advisor was paid $50,286 for reimbursement for compensation and related fringe benefits paid to the employees of the Advisor in 1995. Due to a limitation of the Operating Expenses allowed under the Declaration of the Trust, none of the reimbursements are deductible by the Trust and are due back to the Trust from the Advisor. In addition, due to the limitation of Operating Expenses contained in the Declaration of the Trust, an additional $35,195 was due from the Advisor totaling $85,481. In 1994 the Independent Trustees voted to waive the limitation on Operating Expenses due to the Declaration of the Trust being written on the premise that a substantially larger investment portfolio would support the general and administrative expense base. Due to the current composition of the Trust's portfolio, the Trust has a necessary, but unfair burden of absorbing administrative expenses in excess of the limits provided in the Declaration of the Trust. No waiver has been provided for the Operating Expenses incurred in excess of the limitation in 1995 due to the Trust's lack of a Trustee's meeting. The Managing Trustee believes all of the expenses are necessary to the operation of the Trust and would have been allowed had the Independent Trustees voted on such expenses. Peter Stein, the Managing Trustee and the manager of First Investment Properties, Inc., the former Advisor, will not ask the Independent Trustees to waive the excess expenses, but instead will apply such amounts paid or deemed paid to the Advisor as payments towards the note payable due to the Advisor. Mr. Stein believes under the current circumstances, this action would be in the best interests of the shareholders, the Trustees, and any new Trustees. If such waiver were to be approved, the Trust would have had a net loss of $53,289 for 1995 compared to income of $32,192.


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

     In December 1994, the Trust issued 30,000 shares of beneficial interest at $1 per share to the shareholders of the Advisor in lieu of cash remuneration.

     On March 3, 1997, the Trust issued 30,416 shares of beneficial interest to a Profit Sharing Retirement Plan for the benefit of a Trustee of the Trust. The shares were issued for $1.2132 per share, totaling $36,900.

     As part of their compensation for their involvement in the sale of the real estate by the Trust to Philips International Realty Corp., two Trustees received a total of 5,000 shares of Philips International Realty Corp. common stock, valued at $250,000. In addition, the two Trustees received warrants to purchase an additional 8,000 shares of Philips International Realty Corp. common stock.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

(a)      The following documents are enclosed:

     (1) Financial Statements (See index to financial statements filed as part of Item 8).


     (2) Supplemental Financial Statement Schedules (See index to financial statements filed as part of Item 8).

     (3) Exhibits:

     3.1 Amended and Restated  Declaration of Trust of the  Registrant  (Exhibit
3.1 to Amendment No. 2 Filed on April 10, 1985 to the Registrant's Registration Statement on Form S-ll, File No. 2-95449, is incorporated herein by reference).

     3.2. Trustee's Regulations of the Registrant (Exhibit 3.2 to Amendment No. 1 filed on March 14, 1985, to the Registrant's Registration Statement on Form S-ll, File No. 2-95449, is incorporated herein by reference).

     10.1 Advisory Agreement between the Registrant and First Investment Properties, Inc. (Exhibit 10.1 to Amendment No. 2 filed on August 3, 1993 to the Registrant's Registration Statement on Form S-ll, File No. 2-95449, incorporated herein by reference).

     10.2 Dividend Reinvestment Plan (Exhibit 10.2 to Amendment No. 2 filed on April 10, 1985 to the Registrant's Registration Statement on Form S-ll, file No. 2-95449, is incorporated herein by reference).

     The Trust filed a Form 10-Q/A, Amendment No. 1 to the Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 1997.

     The Trust filed a Form 10-Q/A, Amendment No. 2 to the Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 1997.

(b) The following Reports on Form 8-K ("Reports") were filed during the last quarter of the fiscal period.

                 None.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES INVESTMENT TRUST



Date:   3/23/98                    By:   /s/ Peter M. Stein
                                                     Peter M. Stein
                                                     Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


 Signature                            Title                   Date



 /s/ Preter M. Stein              Managing Trustee           3/23/98
 Peter M. Stein



 /s/ Jay Goldman                  Trustee                    3/28/98
 Jay Goldman



 /s/ Robert Reibstein             Trustee                    3/28/98
 Robert Reibstein