Form 10-Q
period 1998-03-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1998-05-14
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended March 31, 1998
                                       OR



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

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      NATIONAL PROPERTIES INVESTMENT TRUST

                                      INDEX


     Accountants' Review Report

     Comparative Balance Sheet as of March 31, 1998 and December 31, 1997

     Comparative Statement of Operations for the Quarters Ended March 31, 1998 and 1997

     Comparative Statement of Changes in Shareholders' Equity for the Quarters Ended March 31, 1998 and 1997

     Comparative Statement of Cash Flows for the Quarters Ended March 31, 1998 and 1997

     Notes to the Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

     NATIONAL PROPERTIES INVESTMENT TRUST (the "Trust") was organized on January 16, 1985, as a Massachusetts Business Trust. On July 23, 1993, the Trust changed its name from Richard Roberts Real Estate Growth Trust I to its current name. The Trust has made for 1997 and prior years, and intends to make for 1998, an election to file as a real estate investment trust "REIT" under the provisions of the Internal Revenue Code and intends to maintain this status as long as it will benefit the Trust's shareholders. The Trust considers its business to be operating in one industry segment, investment in real property.

     On December 31, 1997, the Trust sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). The New REIT will indirectly own ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

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

Liquidity and Capital Resources

     The Trust's primary cash requirements are for operating expenses relating to continuing the existence of the Trust.

     At March 31, 1998 the Trust had no cash. Current liabilities and future expenses are expected to be funded from the proceeds from the sale of Philips International Realty Corp. stock.

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


     The principal asset of the Trust consists of an investment in the common stock of Philips International Realty Corp.

Inflation

Not applicable


Competition

Not applicable


Results of Operations

     Not  applicable.  The  Trust has no  current  operations  and has  incurred
$10,726 of expenses as a result of winding up its rental operations as of December 31, 1997 and expenses necessary for the continued existence of the Trust.

                 [Letterhead of Bernardi, Alfin & Koos, L.L.C.]

                                   May 5, 1998

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

     We have reviewed the accompanying balance sheet of National Properties Investment Trust as of March 31, 1998 and the related statements of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 1998 and 1997, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1998 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

     The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 7 to the financial statements, the Trust has sold its real property and its sole remaining substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. These factors raise substantial doubt about the Trust's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     Respectfully submitted,


                       /s/ Bernardi, Alfin & Koos, L.L.C.

                                     BERNARDI, ALFIN & KOOS, L.L.C.
                                     Certified Public Accountants

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                            COMPARATIVE BALANCE SHEET
                         See Accountants' Review Report

                                                       (Reviewed)   (Audited)
                                                        March 31,  December 31,
                                                          1998         1997

ASSETS:
      Investments in personal property                 $     4,005 $     4,287
      Cash and cash equivalents                                -        32,171
      Receivables                                              -         1,314
      Investments                                          400,000   1,412,800
      Other assets                                             -         1,543
                                                       ----------- -----------
                                                       $   404,005 $ 1,452,115
                                                        ========== ===========

LIABILITIES:
      Accounts payable, accrued expenses and
        checkbook overdraft                            $     6,536 $    31,755
      Security deposits held and prepaid rent                8,575       8,575
      Due to shareholders                                      635         -
      Note payable                                          89,821      89,821
                                                       ----------- -----------
           Total Liabilities                               105,567     130,151
                                                       ----------- -----------
SHAREHOLDERS' EQUITY:
      Shares of beneficial interest, no par value, unlimited
        authorization, shares issued and outstanding were
        747,553 in 1998 and 749,276 in 1997             11,791,190  11,791,190
      Accumulated deficit                              (11,492,752)(10,469,226)
                                                       ----------- -----------

           Total Shareholders' Equity                      298,438   1,321,964
                                                       ----------- -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   404,005 $ 1,452,115
------------------------------------------             =========== ===========



    The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF OPERATIONS
                         See Accountants' Review Report


                                                        For the Quarter Ended
                                                               March 31,
                                                             1998       1997
INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
          LAKE MARY REAL ESTATE:
         Gross rental income                               $    -    $  87,016
         Rental expenses                                        -      (62,477)
         General and administrative expenses                (10,726)   (23,547)
                                                            -------    -------
           Net Income (Loss) from Property Operations       (10,726)       992
                                                            -------    -------

OTHER INCOME:
         Interest income                                        -          109
                                                            -------    -------
NET INCOME (LOSS)                                          $(10,726)  $  1,101
                                                           ========   ========


INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST             $  (0.01)  $    -
                                                           ========   ========
AVERAGE NUMBER OF SHARES OF BENEFICIAL
         INTEREST                                           747,553    728,323
                                                           ========   ========

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         See Accountants' Review Report


                                            For the Quarter Ended      For the Quarter Ended

                                                   March 31,                   March 31,
                                                     1998                        1997
                                             Shares        Amount       Shares        Amount
SHARES OF BENEFICIAL INTEREST

     Balance - Beginning of the Period       747,553    $ 11,791,190    718,860   $ 11,735,447

     Shares issued                               -             -         30,416         36,900
                                             -------      ----------    -------     ----------

     Balance - End of the Period             747,553    $ 11,791,190    749,276   $ 11,772,347
                                             =======    ============    =======   ============


ACCUMULATED DEFICIT
     Balance - Beginning of the Period                  $(10,469,226)             $(11,329,767)

     Net income (loss)                                       (10,726)                    1,101

     Dividends paid                                       (1,012,800)                      -
                                                         -----------                -----------

     Balance - End of the Period                        $(11,492,752)             $ (11,328,666)
                                                        ============              =============




    The accompanying notes are an integral part of the financial statements.

                           CANTON CENTER, CONNECTICUT
                       COMPARATIVE STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                         See Accountants' Review Report


                                                          For the Quarter Ended
                                                                March 31,
                                                         1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $(10,726) $  1,101
                                                            --------  --------
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities

          Depreciation and amortization                          282    13,097

          Changes in  Assets and Liabilities:
              Receivables                                      1,314      (715)
              Other assets                                     1,543     7,823
              Accounts payable and accrued expenses          (25,219)  (29,168)
              Security deposits held and prepaid rent            -       3,162
                                                              ------    ------
                  Total Adjustments                          (22,080)   (5,801)
                                                             -------    ------
     Net Cash Provided By (Used In) Operating Activities     (32,806)   (4,700)
                                                             -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of personal property                               -     (45,223)
                                                             -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt                                  -      (7,024)
     Proceeds from the issuance of  shares                       -      36,900
     Due to shareholders                                         635       -
                                                              ------    ------
          Net Cash Provided By Financing Activities              635    29,876
                                                              ------    ------


NET DECREASE IN CASH AND CASH EQUIVALENTS                    (32,171)  (20,047)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD            32,171    44,403
                                                              ------    ------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                $    -    $ 24,356
                                                            ========  ========










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

              D.  Income Taxes:
                  The Trust has made for prior  years,  and  intends to make for
              1998, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended March 31, 1998 and March 31, 1997. However, the Trust is subject to state income taxes, where applicable.

              E.  Depreciation:
                  Depreciation was computed using the straight-line  method over an estimated depreciable life of 7 years for personal property.

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


NOTE 2 - Related Party Transactions:

                  The  Trust  offices  are  located  at  premises  owned  by the
              Managing Trustee. No rent was charged to the Trust in the quarter ended March 31, 1998, however, the Trust paid utility bills for the office of $338 in the quarter ended March 31, 1998.


NOTE 3 - Earnings Per Share:
                  Earnings per Share of Beneficial  Interest are computed on the
              weighted   average   number  of  Shares  of  Beneficial   Interest
              outstanding during the period.


NOTE 4 - Investments:

                  Investments  consist of 8,000 shares of Philips  International
              Realty Corp. common stock valued at $50 per share, which was the value assigned to the shares on December 31, 1997 as part of the sales transaction.


NOTE 5 - Investment in Personal Property:

                  All of the Trust's  property is recorded at  historical  cost.
              The Trust's property and equipment are as follows:

                                                         March 31, December 31,
                                                           1998       1997
                                                           ----       ----
Furnishings and Equipment ..................               6,545      6,545
Less: Accumulated Depreciation .............             ( 2,540)   ( 2,258)
                                                          ------     ------
  Net Investment in Personal Property ......              $4,005     $4,287
                                                          ======     ======


NOTE 6- Receivables:
                  Receivables consist of the following:

                                                           3/31/98     12/31/97
Tenant Receivables ...............................       $   --          $1,314
Allowance for Doubtful Accounts ..................           --            --
                                                         --------        ------
Tenant Receivables net of Allowance ..............       $   --          $1,314
                                                         ========        ======


NOTE 7 - Note Payable:

                  As part of the  sale of the  Lake  Mary  property,  the  Trust entered into a secured non-recourse note agreement for settlement adjustments in favor of the purchaser. The note balance as of March 31, 1998 and December 31, 1997 was $89,821. The note is secured by 4,000 shares of Phillips International Realty Corp. stock.


NOTE 8- Going Concern:

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


NOTE 9- Sale of Lake Mary Property:

                  The Trust  exchanged  its sole real estate  holding for 32,000 shares of the Common Stock of New REIT, valued at $1,600,000 plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. The Trust remains contingently liable on the first mortgage.

                  The value of the Philips  International Realty Corp. stock and the value of the Lake Mary real property were determined based upon the opinions of each parties financial advisors. The relative valuations of the Partnership Properties, and the Trust's Property, were considered independently by the Philips Group and the Trust, and negotiated on an arm's-length basis. The Trust and the Philips Group are not related parties and retained separate legal counsel and financial advisors. The terms of the Contribution and Exchange Agreement were the result of lengthy negotiations. However, no third-party appraisals of the Properties or any other assets were used to value such property for purposes of the Transaction.

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


NOTE 10- Dividends Paid to Shareholders:

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

NOTE 11- Contingencies:

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


NOTE 12- Supplemental Disclosure of Cash Flow Information:

                                                          3-31-98      3-31-97
Cash paid during the year -
    Income taxes ..........                             $      --     $   --
    Interest ..............                             $      --     $ 14,579

Non-cash transactions -
    20,246 shares of Philips International
       Realty Corp. common stock distributed
       as a property dividend ............               $1,012,800   $   --


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

Signature                  Title                             Date



/s/ Peter M. Stein       Managing Trustee                   5/15/98
Peter M. Stein



/s/ Jay Goldman          Trustee                            5/15/98
Jay W. Goldman



/s/ Robert Reibstein     Trustee                            5/15/98
Robert Reibstein