Form 10-Q
period 1998-06-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1998-08-14
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended June 30, 1998
                                       OR



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

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      NATIONAL PROPERTIES INVESTMENT TRUST

                                      INDEX


     Accountants' Review Report

     Comparative Balance Sheet as of June 30, 1998 and December 31, 1997

     Comparative Statement of Operations for the Quarters Ended June 30, 1998 and 1997

     Comparative Statement of Changes in Shareholders' Equity for the Quarters Ended June 30, 1998 and 1997

     Comparative Statement of Cash Flows for the Quarters Ended June 30, 1998 and 1997

     Notes to the Financial Statements

                 [Letterhead of Bernardi, Alfin & Koos, L.L.C.]

                                   August 3, 1998

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have reviewed the accompanying balance sheet of National Properties Investment Trust as of June 30, 1998 and the related statements of operations, changes in shareholders' equity and cash flows for the quarters ended June 30, 1998 and 1997, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1998 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

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

                                     Respectfully submitted,


                       /s/ Bernardi, Alfin & Koos, L.L.C.

                                     BERNARDI, ALFIN & KOOS, L.L.C.
                                     Certified Public Accountants

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                            COMPARATIVE BALANCE SHEET
                         See Accountants' Review Report

                                                       (Reviewed)   (Audited)

                                                         June 30,  December 31,
                                                          1998         1997

ASSETS:
      Investments in personal property                 $     3,723 $     4,287
      Cash and cash equivalents                              1,224      32,171
      Receivables                                              -         1,314
      Investments                                          119,592   1,412,800
      Other assets                                             -         1,543
                                                       ----------- -----------
                                                       $   124,539 $ 1,452,115
                                                       =========== ===========

LIABILITIES:
      Accounts payable, accrued expenses and
        checkbook overdraft                            $     4,125 $    31,755
      Prepaid rent                                           8,575       8,575
      Due to shareholders                                      635         -
      Note payable                                             -        89,821
                                                       ----------- -----------
           Total Liabilities                                13,335     130,151
                                                       ----------- -----------
SHAREHOLDERS' EQUITY:
      Shares of beneficial interest, no par value, unlimited
        authorization, shares issued and outstanding were
        745,317 in 1998 and 749,276 in 1997             11,790,408  11,791,190
      Accumulated deficit                              (11,586,369)(10,469,226)
      Accumulated other comprehensive income               (92,835)        -
                                                       ----------- -----------

           Total Shareholders' Equity                      111,204   1,321,964
                                                       ----------- -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   124,539 $ 1,452,115
------------------------------------------             =========== ===========



    The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF OPERATIONS
                         See Accountants' Review Report


                                                        For the Quarter Ended
                                                               June 30,
                                                             1998       1997
INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
          LAKE MARY REAL ESTATE:
         Gross rental income                               $    -    $  88,671
         Rental expenses                                        -      (57,485)
         General and administrative expenses                (17,019)   (22,391)
                                                           --------   --------
           Net Income (Loss) from Discontinued
             Property Operations                            (17,019)     8,795
                                                           --------   --------

OTHER INCOME (LOSS):
         Interest income                                          1        288
         Loss on sale of investments                        (76,599)       -
                                                           --------   --------
           Total Other Income (Loss)                        (76,598)       288
                                                           --------   --------
NET INCOME (LOSS)                                           (93,617)     9,083

OTHER COMPREHENSIVE INCOME, NET OF TAX:
         Unrealized losses on securities                    (92,835)       -
                                                           --------   --------
COMPREHENSIVE INCOME (LOSS)                               $(186,452)  $  9,083
                                                           ========   ========

INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST             $  (0.13)  $   0.01
                                                           ========   ========

COMPREHENSIVE INCOME (LOSS) PER SHARE OF
BENEFICIAL INTEREST                                        $  (0.25)  $   0.01
                                                           ========   ========

AVERAGE NUMBER OF SHARES OF BENEFICIAL
         INTEREST                                           747,553    738,915
                                                           ========   ========

    The accompanying notes are an integral part of the financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         See Accountants' Review Report


                                            For the Quarter Ended      For the Quarter Ended

                                                   June 30,                   June 30,
                                                     1998                        1997
                                             Shares        Amount       Shares        Amount
SHARES OF BENEFICIAL INTEREST

     Balance - Beginning of the Period       747,553    $ 11,791,190    718,860   $ 11,735,447

     Shares issued (redemed)                  (2,236)           (782)    30,416         36,900
                                             -------    ------------    -------   ------------

     Balance - End of the Period             745,317    $ 11,790,408    749,276   $ 11,772,347
                                             =======    ============    =======   ============


ACCUMULATED DEFICIT
     Balance - Beginning of the Period                  $(11,492,752)             $(11,328,666)

     Net income (loss)                                       (93,617)                    9,083
                                                        ------------             -------------

     Balance - End of the Period                        $(11,586,369)            $ (11,319,583)
                                                        ============             =============


ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance - Beginning of the Period                  $        -                $        -

     Unrealized loss on marketable securities                (92,835)                      -
                                                        -------------              -------------

     Balance - End of the Period                        $    (92,835)             $        -
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

                           CANTON CENTER, CONNECTICUT
                       COMPARATIVE STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                         See Accountants' Review Report


                                                          For the Quarter Ended
                                                                June 30,
                                                         1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $(93,617) $  9,083
                                                            --------  --------
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
          Loss on sale of marketable securities               76,599       -
          Depreciation and amortization                          282    14,060

          Changes in  Assets and Liabilities:
              Receivables                                        -      (4,696)
              Other assets                                       -       2,469
              Accounts payable and accrued expenses           (2,411)   13,404
              Security deposits held and prepaid rent            -       1,488
                                                            --------  --------
                  Total Adjustments                           74,470    26,725
                                                            --------  --------
     Net Cash Provided By (Used In) Operating Activities     (19,147)   35,808
                                                            --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of personal property                               -     (42,343)
                                                            --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt                             (104,821)   (7,205)
     Payments for redemption of shares                        (2,436)      -
     Proceeds from the issuance of  shares                     1,654       -
     Proceeds from loan receivable                            15,000       -
     Proceeds from the sale of marketable securites          110,974       -
                                                            --------  --------
          Net Cash Provided By (Used In)
            Financing Activities                              20,371    (7,205)
                                                            --------  --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,224   (13,740)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD               -      24,356
                                                            --------  --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                $  1,224  $ 10,616
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

                    On December 31, 1997, National Properties  Investment Trust,
               sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, the Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the Common Stock of New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). Soon after the issuance of the New REIT stock, the stock split 1.706 to 1 and the shares were issued on May 8, 1998. The New REIT will indirectly own ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.


                    3,744 shares of the New REIT Common  Stock were  distributed to the Trust shareholders on December 31, 1997 and additional 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares are to be retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split 1.706 to 1 and the Trust was issued a total of 13,348 on May 8, 1998.

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

                    D. Income  Taxes:
                    The Trust has made for prior years,  and intends to make for
               1998,  an  election  to file as a real  estate  investment  trust
               (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended June 30, 1998 and June 30, 1997. However, the Trust is subject to state income taxes, where applicable.

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


NOTE 2 - Related Party Transactions:

                  The  Trust  offices  are  located  at  premises  owned  by the
              Managing Trustee. No rent was charged to the Trust in the quarter ended June 30, 1998, however, the Trust paid utility bills for the office of $169 in the quarter ended June 30, 1998.


NOTE 3 - Earnings Per Share:
                  Earnings per Share of Beneficial  Interest are computed on the
              weighted   average   number  of  Shares  of  Beneficial   Interest
              outstanding during the period.


NOTE 4 - Investments:

                    The  Companies'  marketable  securities  consist  of  equity securities that have a readily determinable fair market value. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determinations at each balance sheet date. Since the Companies do not intend to sell these securities in the near term, they are classified as "available for sale" and accordingly, are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component within the stockholders' equity section of the balance sheet. Realized gains and losses on all marketable securities are determined by specific identification and are charged or credited to current earnings.



NOTE 5 - Investment in Personal Property:

                  All of the Trust's  property is recorded at  historical  cost.
              The Trust's property and equipment are as follows:

                                                         June 30, December 31,
                                                           1998       1997
                                                           ----       ----
Furnishings and Equipment ..................              $6,545     $6,545
Less: Accumulated Depreciation .............             ( 2,822)   ( 2,258)
                                                          ------     ------
  Net Investment in Personal Property ......              $3,723     $4,287
                                                          ======     ======


NOTE 6- Receivables:
                  Receivables consist of the following:

                                                         June 30, December 31,
                                                           1998       1997
                                                           ----       ----
Tenant Receivables ...............................       $   --      $1,314
Allowance for Doubtful Accounts ..................           --        --
                                                         --------    ------
Tenant Receivables net of Allowance ..............       $   --      $1,314
                                                         ========    ======


NOTE 7 - Note Payable:

                    As part of the sale of the Lake  Mary  property,  the  Trust entered into a secured non-recourse note agreement for settlement adjustments in favor of the purchaser. The note balance as of June 30, 1998 and December 31, 1997 was $0 and $89,821. The note was secured by 4,000 shares of Phillips International Realty Corp. stock.


NOTE 8- Going Concern:

                    The Trusts sole remaining  substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The
               Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. Potential properties are currently under investigation, although the talks are in the preliminary stages. Should the Trust be unable to acquire a new property(ies) by the end of 1998, the Trustees will evaluate their options as to the best course of action for the Trust.


NOTE 9- Sale of Lake Mary Property:

                  The Trust  exchanged  its sole real estate  holding for 32,000 shares of the Common Stock of New REIT, valued at $1,600,000 plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. The Trust remains contingently liable on the first mortgage.

                    The value of the Philips  International  Realty Corp.  stock and the value of the Lake Mary real property were determined based upon the opinions of each of the parties financial advisors. The relative valuations of the Partnership Properties, and the Trust's Property, were considered independently by the Philips Group and the Trust, and negotiated on an arm's-length basis. The Trust and the Philips Group are not related parties and retained separate legal counsel and financial advisors. The terms of the Contribution and Exchange Agreement were the result of lengthy negotiations. However, no third-party appraisals of the Properties or any other assets were used to value such property for purposes of the Transaction.

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

NOTE 10- Contingencies:

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

                    On May 29, 1998 the  shareholders  of the Trust  amended the
               Trusts Declaration of Trust, to the following: (i) to confirm self-management of the Trust by the Trustees, and the Managing Trustee and such officers as the Trustees may appoint acting under their direction, (ii) to substitute for provisions contemplating a finite life of the Trust and self-liquidation upon sale of the Trusts last real estate asset, a provision for perpetual life of the Trust until terminated by action of a majority in interest of the Shareholders, and (iii) to broaden the Trusts investment guidelines and remove certain investment restrictions in order to give the Trustees greater flexibility in managing the Trusts remaining assets for maximum realization of value in the Trust, subject always to the purpose of the Trust to operate so as to qualify as a real estate investment trust within the meaning of the Internal Revenue Code.

                    A lawsuit  has been  brought  by a  successor  of the former
               Advisor (Former Advisor) in the State of Connecticut against the Trust, Peter Stein (the Managing Trustee of the Trust) individually, and First Investment Properties, Inc. (a former Advisor of the Trust) for $105,000 plus interest, costs and attorneys fees. The suit contends that the Trust assumed and ratified the contract between First Investment Properties, Inc., which succeeded the Former Advisor as Advisor. The Trust contends it was never party to the contract and intends to vigorously defend these actions which it considers groundless. The ultimate resolution of these matters is not ascertainable at this time. No provision has been made in the financial statements related to these claims. A similar lawsuit that had been filed in Florida has been dropped and the 2,100 shares of Phillips International Realty Corp. stock owned by Peter Stein, the Managing Trustee, which had been held in escrow has been released.

                  Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.


NOTE 11- Supplemental Disclosure of Cash Flow Information:

                                                            June 30,  June 30,
                                                              1998      1997
Cash paid during the year -
    Income taxes ..........                             $      --     $   --
    Interest ..............                             $      --     $ 14,397


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

On December 31, 1997, the Trust sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). Soon after the issuance of the New REIT stock, the stock split 1.706 to 1 and the shares were issued on May 8, 1998. The New REIT will indirectly own ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares are to be retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split 1.706 to 1 and the Trust was issued a total of 13,348 on May 8, 1998. The Trust is contingently liable on the first mortgage.

The Trust's sole remaining substantial asset is an interest in Philips International Realty Corp. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. Potential properties are currently under investigation, although the talks are in the preliminary stages. Should the Trust be unable to acquire a new property(ies) by the end of 1998, the Trustees will evaluate their options as to the best course of action for the Trust.

Liquidity and Capital Resources

     The Trust's primary cash requirements are for operating expenses relating to continuing the existence of the Trust.

At June 30, 1998 the Trust had $1,224 in cash. Current liabilities and future expenses are expected to be funded from the proceeds from the sale of Philips International Realty Corp. stock. On May 26, 1998, the Trust sold 6,400 shares of the New REIT stock for $111,200. The proceeds were used to pay off the note payable to the New REIT.

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

Inflation

Not applicable


Competition

Not applicable


Results of Operations

Not applicable. The Trust has no current operations and has incurred $17,019 of expenses and realized losses on investments of $76,599 for expenses necessary for the continued existence of the Trust.

                                    PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

                    A lawsuit  has been  brought  by a  successor  of the former
               Advisor ("Former Advisor") in the State of Connecticut against the Trust, Peter Stein (the Managing Trustee of the Trust) individually, and First Investment Properties, Inc. (a former Advisor of the Trust) for $105,000 plus interest, costs and attorney's fees. The suit contends that the Trust assumed and ratified the contract between First Investment Properties, Inc., which succeeded the Former Advisor as Advisor. The Trust contends it was never party to the contract and intends to vigorously defend these actions which it considers groundless. The ultimate resolution of these matters is not ascertainable at this time. No provision has been made in the financial statements related to these claims. A similar lawsuit that had been filed in Florida has been dropped and the 2,100 shares of Phillips International Realty Corp. stock owned by Peter Stein, the Managing Trustee, which had been held in escrow has been released.


ITEM 2.     CHANGES IN SECURITIES.

                  NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  NOT APPLICABLE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF BENEFICIAL INTEREST

                           The annual meeting of  shareholders  was held May 29,
                  1998 and the shareholders of the Trust reelected the Trustees of the Trust and voted to amend the Declaration of Trust and ratify the following: In accordance with the Declaration of Trust, the Trustees have approved amending the Trusts Declaration of Trust, to the following effect, and recommend that the Shareholders approve and ratify the same: (i) to confirm self-management of the Trust by the Trustees, and the Managing Trustee and such officers as the Trustees may appoint acting under their direction, (ii) to substitute for provisions contemplating a finite life of the Trust and self-liquidation upon sale of the Trust's last real estate asset, provision for perpetual life of the Trust until terminated by action of a majority in interest of the Shareholders, and (iii) to broaden the Trust's investment guidelines and remove certain investment restrictions in order to give the Trustees greater flexibility in managing the Trust's remaining assets for maximum realization of value in the Trust, subject always to the purpose of the Trust to operate so as to qualify as a real estate investment trust within the meaning of the Internal Revenue Code.

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

Signature                  Title                             Date



/s/ Peter M. Stein       Managing Trustee                   8/13/98
Peter M. Stein



/s/ Jay Goldman          Trustee                           8/13/98
Jay W. Goldman



/s/ Robert Reibstein     Trustee                            8/13/98
Robert Reibstein