Form 10-K
period 1998-12-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1999-05-13
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year ended December 31, 1998
                                       OR

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

Securities registered pursuant to Section 12 (b) of the Act:      None
Securities registered pursuant to Section 12 (g) of the Act:Shares of Beneficial Interest No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . X

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999: Shares of Beneficial Interest without par value $76,313 *

     Documents Incorporated by Reference: None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not Applicable

     * As no established public trading market exists, a value of $0.121 (the approximate Net Asset Value as of December 31, 1998) has been ascribed for the purpose of this calculation.

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

Since inception, the Trust has invested directly in equity interests in five commercial properties in the United States, which have income-producing capabilities, four of which have been lost to foreclosure and the last property was sold on December 31, 1997. The Trust has experienced a loss of 222,583, income of $1,067,259 and a loss of $18,598 for fiscal years ended December 31, 1998, 1997 and 1996, respectively. The Trust considers its business to be operating in one industry segment, investment in real property.

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). Soon after the issuance of the New REIT stock, the stock split 1.706 to 1 and the shares were issued on May 8, 1998. The New REIT indirectly owns ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,553 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares were retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split 1.706 to 1 and the Trust was issued a total of 13,348 on May 8, 1998. The Trust is contingently liable on the first mortgage.

The Trust during 1998, has sold all 13,648 shares that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were held as cash as of December 31, 1998. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.


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

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). Soon after the issuance of the New REIT stock, the stock split 1.706 to 1 and the shares were issued on May 8, 1998. The New REIT indirectly owns ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied.

The Trust during 1998, has sold all 13,648 shares that it owned in philips international Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were held as cash as of December 31, 1998. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.


ITEM 3.     LEGAL PROCEEDINGS.

A lawsuit  has been  brought  by a  successor  of the  former  Advisor  ("Former
Advisor") in the State of Connecticut against the Trust, Peter Stein (the Managing Trustee of the Trust) individually, and First Investment Properties, Inc. (a former Advisor of the Trust) for $105,000 plus interest, costs and attorney's fees. The suit contends that the Trust assumed and ratified the contract between First Investment Properties, Inc., which succeeded the Former Advisor as Advisor. The Trust contends it was never party to the contract and intends to vigorously defend these actions which it considers groundless. The ultimate resolution of these matters is not ascertainable at this time. No provision has been made in the financial statements related to these claims. The suit is currently in the discovery phase and has not been set to go to trial.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF BENEFICIAL INTEREST.

A special meeting was held on December 30, 1997. At this meeting, the shareholders of the Trust voted to approve the acceptance of the "Contribution and Exchange Agreement" between National Properties Investment Trust and the New REIT, which agreement had been approved by the Trustees of the Trust in August, 1997 for the sale of the Lake Mary property and approve certain amendments to the Restated Declaration of Trust of National Properties Investment Trust, and both proposals were approved by a majority of the shareholders of the Trust. 499,097 of the 747,553 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

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




                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.

The Trust was engaged in a public offering through April 30, 1987. The Trust has the authority to issue unlimited number of shares of Beneficial Interest, without par value. There is no established public trading market for the Trust's shares. The Trust had 1,691 shareholders of record at March 15, 1999.

The Trusts old CUSIP number was 763-077-104 and its new CUSIP number is 637-255-100.

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). Soon after the issuance of the New REIT stock, the stock split 1.706 to 1 and the shares were issued on May 8, 1998. The New REIT indirectly owns ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,553 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares were retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split 1.706 to 1 and the Trust was issued a total of 13,348 on May 8, 1998. The Trust is contingently liable on the first mortgage.

The Trust during 1998, has sold all 13,648 shares that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were held as cash as of December 31, 1998. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.

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

ITEM 6.     SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data for the Trust for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, and should be read in conjunction with the accompanying financial statements.

-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Statement of Operations:                    1998             1997              1996             1995              1994
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Gross Rental Income                            $    -        $ 350,302        $ 340,768         $ 311,383       $  293,882
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Net Income (Loss) From
Property Operations (2&3)                           -          (39,765)         (20,187)           32,192         (272,220)
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Interest & Dividend Income                      3,565              656            1,589             1,260            -
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Gain (Loss) Due to
Disposition of Assets &
Loss Revenue (5) (6)                         (226,148)       1,106,368                -                 -            -
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Net Income (Loss)                            (222,583)       1,067,259          (18,598)           33,452         (272,220)
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Per Share Data:
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Net Income (Loss) (1)                          (0.30)            1.45            (0.03)             0.05            (0.39)
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Distributions Declared                          1.35             0.25             0.05              0.00             0.00
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Weighted Average Number
of Shares of Beneficial
Interest Outstanding (1)                      747,528          735,288          718,496           718,649          693,436
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Balance Sheet:
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Total Assets (2,3,4&5)                        102,818        1,452,115        1,050,867         1,102,288        1,014,331
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Mortgage Loans Payable
(2,3&5)                                   -          -               -          571,258           598,353          398,606
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------
Shareholder's Equity                           85,798        1,321,964          405,681           460,618          386,800
-------------------------------------- ---------------- ---------------- ----------------- ---------------- -----------------

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

(6) The loss for 1998 is comprised of a loss from discontinued operations of $47,628 and a loss from the sale of investments of $178,520.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

At December 31, 1998, the Trust has cash of approximately $98,523, which is comprised almost entirely of proceeds from the sale of investments.

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). Soon after the issuance of the New REIT stock, the stock split 1.706 to 1 and the shares were issued on May 8, 1998. The New REIT indirectly owns ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares were retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split 1.706 to 1 and the Trust was issued a total of 13,348 on May 8, 1998. The Trust is contingently liable on the first mortgage.

The Trust during 1998, has sold all 13,648 shares that it owned in philips international Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were held as cash as of December 31, 1998. The Trust does not currently own any operating assets. The Trust is contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.

The principal assets of the Trust consists of cash.


Results of Operations

         Year Ended December 31, 1998 compared to Year Ended December 31, 1997

For the year ended December 31, 1998, the Trust reported no income or loss from operations. The Trust sold its sole remaining operating asset on December 31, 1997. During 1998, the Trust incurred $47,628 in general and administrative expenses incurred in administering the Trust and for searching for new merger candidates. The Trust sold its remaining interest in Philips International Realty Corp. and had realized losses from the sale of investments of $178,520.


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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





                                       NATIONAL PROPERTIES INVESTMENT TRUST

                                                       INDEX




     Independent Auditors' Reports

     Comparative Balance Sheet as of December 31, 1998 and 1997

     Comparative Statement of Operations for the Years Ended December 31, 1998, 1997 and 1996

     Comparative Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

     Comparative Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

     Comparative Schedule of Rental Expenses for the Years Ended December 31, 1998, 1997 and 1996

     Notes to the Financial Statements

          Supplemental Financial Statement Schedules:

        None



         ---------------

         Schedules Not Filed:
         All schedules except, those indicated above, have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

                 [LETTERHEAD OF BERNARDI & COMPANY, LLC]






Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have audited the accompanying balance sheet of National Properties Investment Trust as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Investment Trust as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As described in Note 1 and Note 8 to the financial statements, the Trust has sold its remaining operating assets, which raise substantial doubt its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 12, 1999

Respectfully submitted,

/s/ Bernardi & Company


BERNARDI & COMPANY, LLC
Certified Public Accountants

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                            COMPARATIVE BALANCE SHEET

                                                              December 31,
                                                          1998           1997
                                                          ----           ----

ASSETS
  Investments in real estate and personal property    $    3,158     $    4,287
  Cash and cash equivalents                               98,523         32,171
  Receivables                                               --            1,314
  Investments                                               --        1,412,800
  Receivable from employee                                 1,137           --
  Deposits                                                  --            1,543
                                                       ---------       --------

TOTAL ASSETS                                          $  102,818     $1,452,115
                                                      ==========     ==========


LIABILITIES:
  Accounts payable                                      $  5,657       $ 16,146
  Accrued expenses                                         2,182         15,609
  Due to shareholders                                        606           --
  Prepaid rent and security deposits                       8,575          8,575
  Note payable                                              --           89,821
                                                       ---------      ---------

   Total Liabilities                                      17,020        130,151
                                                       ---------      ---------

SHAREHOLDERS' EQUITY:
  Shares of beneficial interest, no par value, unlimited
    authorization, shares issued and outstanding were
    747,503 in 1998 and 747,553 in 1997               11,790,407     11,791,190
  Accumulated deficit                                (11,704,609)   (10,469,226)
                                                       ---------      ---------

     Total Shareholders' Equity                           85,798      1,321,964
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   102,818    $ 1,452,115
                                                     ===========    ===========

  The accompanying notes are an integral part of the financial statements.



                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                       COMPARATIVE STATEMENT OF OPERATIONS


                                               For the Years Ended December 31,
                                                  1998       1997        1996
                                                  ----       ----        ----

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
      LAKE MARY REAL ESTATE:
 Gross rental income                            $    --    $ 350,302  $ 340,768
 Rental expenses                                     --     (265,552)  (241,778)
 General and administrative expenses              (47,628)  (124,515)  (119,177)
                                              ----------- ----------  ---------
   Net Income (Loss) from Property Operations     (47,628)   (39,765)   (20,187)
                                              ----------- ----------  ---------


OTHER INCOME (EXPENSE):
 Interest income                                       18        656      1,589
 Dividend income                                    3,547       --         --
 Loss on sale of investments                     (178,520)      --         --
                                              ----------- ----------  ---------
    Total Other Income (Expense)                 (174,955)       656      1,589
                                              ----------- ----------  ---------

GAIN ON DISPOSAL OF LAKE MARY REAL ESTATE (LESS
  APPLICABLE INCOME TAXES OF $15,609)             --       1,106,368       --
                                              ----------- ----------  ---------



NET INCOME (LOSS)                             $  (222,583)$1,067,259  $ (18,598)
                                              =========== ==========  =========



INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST   $  (0.30)$     1.45  $   (0.03)
                                              =========== ==========  =========
AVERAGE NUMBER OF SHARES OF BENEFICIAL
  INTEREST                                        747,528    735,288    718,496
                                              =========== ==========  =========

  The accompanying notes are an integral part of the financial statements.


                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                 For the Years Ended December 31,

                                          1998                             1997                          1996
                                          ----                             ----                          ----

                                   Shares       Amount            Shares         Amount            Shares        Amount
                                   -------    ------------        -------    ------------        --------    ------------
SHARES OF BENEFICIAL INTEREST

     Balance - January 1,          747,553    $ 11,791,190         718,416    $ 11,754,966         718,860    $ 11,754,966


     Shares issued                  12,128           3,478          30,416          36,900           --              --


     Redemption of shares          (12,178)         (4,261)         (1,185)           (676)          --             --


     Corrections of errors            --              --              (174)            --             (364)           --

                                   -------    ------------         -------    ------------        --------    ------------

     Balance - December 31,        747,503    $ 11,790,407         747,553    $ 11,791,190         718,416    $ 11,754,966
                                   =======    ============         =======    ============        ========    ============




ACCUMULATED DEFICIT

     Balance - January 1,                     $(10,469,226)                   $(11,349,285)                   $(11,294,348)
     Net income (loss)                            (222,583)                      1,067,259                         (18,598)

     Dividends paid                             (1,012,800)                       (187,200)                        (36,339)
                                              ------------                    ------------                      ----------

     Balance - December 31,                   $(11,704,609)                   $(10,469,226)                   $(11,349,285)
                                              ============                    ============                    ============

  The accompanying notes are an integral part of the financial statements.




                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                       COMPARATIVE STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                              For the Years Ended December 31,
                                               1998         1997         1996
                                           -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $  (222,583)$ 1,067,259  $   (18,598)
                                            ----------   ---------      -------

  Adjustments to reconcile net income
   (loss) to net cash  provided by
   (used in) operating activities
      Depreciation and amortization              1,129      62,510       50,899
      (Gain)loss on sale of assets             178,520  (1,106,368)        --
      Changes in  Assets and Liabilities:
         Receivables                               177      16,934       (4,337)
         Prepaid expenses                         --        21,019        1,753
         Deposits                                1,543         617         (360)
         Accounts payable                      (10,489)     (1,161)      (1,589)
         Accrued expenses                      (13,427)    (35,800)      29,575
         Prepaid rent and security deposits       --       (12,246)       2,625
         Due to shareholders                       606        --           --
                                            ----------   ---------      -------

          Total Adjustments                    158,059  (1,054,495)      78,566
                                            ----------   ---------      -------

Net Cash Provided By (Used In)
  Operating Activities                         (64,524)     12,764       59,968
                                            ----------   ---------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Closing costs paid on the sale of assets        --       (10,000)        --
  Proceeds from the sale of assets             221,480        --           --
  Purchase of personal property                   --      (131,723)     (60,212)
                                            ----------   ---------      -------

Net Cash Flows Provided By (Used In)
  Investing Actvities                          221,480    (141,723)     (60,212)
                                            ----------   ---------      -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                   (89,821)    (24,318)     (27,095)
  Proceeds from the issuance of shares           3,478      36,900         --
  Redemption of shares                          (4,261)       (676)        --
  Dividends paid                                  --          --        (36,339)
  Proceeds from note                              --       104,821         --
                                            ----------   ---------      -------

Net Cash Provided by (Used In)
   Financing Activities                        (90,604)    116,727      (63,434)
                                            ----------   ---------      -------


NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           66,352    (12,232)     (63,678)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF THE YEAR                                    32,171      44,403      108,081
                                            ----------   ---------      -------


CASH AND CASH EQUIVALENTS, END
  OF THE YEAR                              $    98,523 $    32,171  $    44,403
                                            ==========   =========      =======

  The accompanying notes are an integral part of the financial statements.



                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                     COMPARATIVE SCHEDULE OF RENTAL EXPENSES

                                               For the Years Ended December 31,
                                               1998         1997         1996
                                               ----         ----         ----
RENTAL EXPENSES:
Promotion and administration                 $   --       $ 23,507    $ 21,170
Leasing commissions                              --         18,244      12,713
Utilities                                        --         23,715      21,264
Maintenance and repair                           --         22,870      26,234
Insurance                                        --         12,672      13,309
Property taxes                                   --         43,000      35,896
Interest expense and late charges                --         59,034      60,293
Amortization                                     --         16,454       8,976
Depreciation                                     --         46,056      41,923
                                             --------       ------      ------

           Total Rental Expenses            $   --       $ 265,552   $ 241,778
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

              On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). Soon after the issuance of the New REIT stock, the stock split 1.706 to 1 and the shares were issued on May 8, 1998. The New REIT indirectly owns ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

              The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares were retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split 1.706 to 1 and the Trust was issued a total of 13,348 on May 8, 1998. The Trust is contingently liable on the first mortgage.

              B.  Method of Accounting:
                  The financial statements of the Trust have been prepared on the accrual basis of accounting.

              C.  Cash Equivalents:
                  For  financial  statement  purposes,  the Trust  considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

              D.  Income Taxes:
                  The Trust has made for prior  years,  and  intends to make for
              1998, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended December 31, 1998 and 1997. However, the Trust is subject to state income taxes, where applicable.

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

NOTE 1 - Organization and Summary of Accounting Policies: (Continued)

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


NOTE 2 - Related Party Transactions:
                  The Trust paid the Managing Trustee $0, $48,000 and $46,000 as compensation for managing the Trust property for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, Effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 1998, 1997 and 1996, however, the Trust paid utility bills for the office of $845 in 1998, $2,325 in 1997 and $1,647 in 1996.

                  In 1998 and 1997, the Trust paid health insurance  premiums of
              $13,221 and $17,269 on behalf of two Trustees, respectively. The Trust paid $9,667 and $11,727 to a credit card account of the Managing Trustee for reimbursement of Trust expenses during 1998 and 1997, respectively. In 1997 the Trust reimbursed two Trustees $3,391 for travel expenses. In 1998, the Trust overpaid the Managing Trustee $1,139 for reimbursements of expenses, which will be repaid to the Trust and is reflected as a receivable from employee.

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


NOTE 4 - Investment in Personal Property:

                  All of the Trust's property are recorded at historical cost.

                  On December 31, 1997,  National  Properties  Investment Trust,
              sold its sole real estate asset to a newly formed real estate investment trust company, the Philips International Realty Corp., a Maryland corporation.

                  The Trust's property and equipment are as follows:


                                            1998         1997
                                            ----         ----
Furnishings and Equipment                  6,545          6,545
Less: Accumulated Depreciation           ( 3,387)       ( 2,258)
                                           -----         ------
Net Investment in Personal Property       $3,158         $4,287
                                          ======         ======


NOTE 5- Receivables:
                  Receivables consist of the following:

                                             1998           1997
                                             ----           ----
Tenant Receivables                          $ --           $1,314
Allowance for Doubtful Accounts               --             --
                                             -----          -----
Tenant Receivables net of Allowance         $ --           $1,314
                                            ======         ======


NOTE 6 - Accrued Expenses:
                  Accrued Expenses consist of the following:

                                        1998              1997
                                        ----              ----
Accrued corporation taxes                2,182           15,609
                                       =======          =======


NOTE 7 - Note Payable:

                  As part of the  sale of the  Lake  Mary  property,  the  Trust entered into a secured non-recourse note agreement for settlement adjustments in favor of the purchaser. The note balance as of December 31, 1998 and 1997 was $0 and $89,821. The note was secured by 4,000 shares of Phillips International Realty Corp. stock.


NOTE 8- Going Concern:

                  The Trust  during  1998,  has sold all 13,648  shares  that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were held as cash as of December 31, 1998. The Trust does not currently own any operating assets. The Trust was contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.


NOTE 9- Sale of Lake Mary Property:

                  On December 31, 1997, the Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT, valued at $1,600,000 plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. The Trust remains contingently liable on the first mortgage.

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

                  A  lawsuit  has been  brought  by a  successor  of the  former
              Advisor ("Former Advisor") in the State of Connecticut against the Trust, Peter Stein (the Managing Trustee of the Trust) individually, and First Investment Properties, Inc. (a former Advisor of the Trust) for $105,000 plus interest, costs and attorney's fees. The suit contends that the Trust assumed and ratified the contract between First Investment Properties, Inc., which succeeded the Former Advisor as Advisor. The Trust contends it was never party to the contract and intends to vigorously defend these actions which it considers groundless. The ultimate resolution of these matters is not ascertainable at this time. No provision has been made in the financial statements related to these claims. The suit is currently in the discovery phase and has not been set to go to trial.

                  Management is unable to determine the effects the above events will have on the financial condition of the Trust, if any.

NOTE 12- Supplemental Disclosure of Cash Flow Information:


                                              1998         1997         1996
                                              ----         ----         ----
Cash paid during the year -
     Income taxes                        $       --   $       --   $       --
     Interest                            $      4,637 $     59,034 $     60,293

Non-cash transactions -

    32,000 shares of Philips International
         Realty Corp. common stock received
         in exchange for real estate     $       --   $  1,600,000 $       --
     Assumption of 1st mortgage by
         Philips International Realty Corp.
                                         $       --   $    546,940 $       --
     Shares of Philips International
         Realty Corp. common stock
         distributed as a dividend       $  1,012,800 $    187,200 $       --
     Income taxes to be paid by Philips
         International Realty Corp. as a
         condition of the sale of the real
         estate                          $       --   $     15,000 $       --


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

The Trustees are as follows:

PETER M. STEIN

Mr. Stein, who is 47 years old, has a 25-year involvement in investment real estate, being involved in over 55 investment programs. Mr. Stein has directed his own firm since graduating from Lafayette College in 1973. As Managing Trustee (See Item 13 - Certain Relationships and Related Transactions) of the Trust, Mr. Stein oversees the administration of the Trust, and as such, is empowered to implement the intentions of the Trustees.


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

The Managing Trustee was not paid in 1998 for managing the Trust's property. However, the Trust paid health insurance premiums of $13,221on behalf of two Trustees.

Management does not anticipate any management fees or other trustee fees to be paid to any trustee unless the Trust is able to acquire new real property.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

To the best knowledge of the Trust, on March 15, 1999, two shareholders of record owned more than five percent of its Shares of Beneficial Interest. The following Trustees hold shares of beneficial interest of the Trust.

           Name of           Amount and Nature
          Beneficial           Of Beneficial                  Percentage
            Owner                Ownership                     Ownership

       Gretchen Stein         54,124.77 Shares                         7.2%
       Peter Stein            Indirectly -  54,124.77 Shares           7.2%
                              (same shares as above)
       Jay Goldman            Indirectly -  58,693.68 Shares           7.8%
       Robert R. Reibstein    4,003.00 Shares                          0.5%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Trust paid the Managing Trustee $0, $48,000 and $46,000 as compensation for managing the Trust property for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, Effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 1998, 1997 and 1996, however, the Trust paid utility bills for the office of $845 in 1998, $2,325 in 1997 and $1,647 in 1996.

In 1998 and 1997, the Trust paid health insurance premiums of $13,221 and $17,269 on behalf of two Trustees, respectively. The Trust paid $9,667 and $11,727 to a credit card account of the Managing Trustee for reimbursement of Trust expenses during 1998 and 1997, respectively. In 1997 the Trust reimbursed two Trustees $3,391 for travel expenses. In 1998, the Trust overpaid the Managing Trustee $1,139 for reimbursements of expenses, which will be repaid to the Trust and is reflected as a receivable from employee.

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

NATIONAL PROPERTIES INVESTMENT TRUST



Date: 3/27/99             By:   /s/ Peter M. Stein
     ---------                ----------------------------------
                                  Peter M. Stein
                                  Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


              Signature                      Title                    Date



   /s/ Peter M. Stein                  Managing Trustee              3/27/99
 ------------------------------------                           ----------------
 Peter M. Stein



   /s/ Jay Goldman                     Trustee                       3/27/99
 ------------------------------------                           ----------------
 Jay Goldman



   /s/ Robert Reibstein                Trustee                       3/27/99
 ------------------------------------                           ----------------
 Robert Reibstein