Form 10-Q
period 1999-03-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1999-05-13
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1999

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

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      NATIONAL PROPERTIES INVESTMENT TRUST

                                      INDEX


     Accountants' Review Report


     Comparative  Balance  Sheet as of March  31,  1999 and  December  31,  1998

     Comparative Statement of Operations for the Quarters Ended March 31, 1999 and 1998

     Comparative Statement of Changes in Shareholders' Equity for the Quarters Ended March 31, 1999 and 1998

     Comparative Statement of Cash Flows for the Quarters Ended March 31, 1999 and 1998

     Notes to the Financial Statements

                    [Letterhead of Bernardi & Company, LLC]

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020


We have reviewed the accompanying balance sheet of National Properties Investment Trust as of March 31, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the quarters ended March 31, 1999 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1999 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 12, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 6 to the financial statements, the Trust has sold its real property and its sole remaining substantial asset is cash. The Trust does not currently own any operating assets. These factors raise substantial doubt about the Trust's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Respectfully submitted,


  /s/ Bernardi & Company

BERNARDI & COMPANY, LLC

Certified Public Accountants


May 10, 1999

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                            COMPARATIVE BALANCE SHEET
                         See Accountants' Review Report

                                                       (Reviewed)   (Audited)

                                                        March 31,  December 31,
                                                          1999         1998

ASSETS:
      Investments in personal property                 $     2,876 $     3,158
      Cash and cash equivalents                             87,273      98,523
      Receivable from employee                                 -         1,137
                                                       ----------- -----------
           Total Assets                                $    90,149 $   102,818
                                                       =========== ===========

LIABILITIES:
      Accounts payable and accrued expenses            $     5,001 $     7,839
      Prepaid rent                                           8,575       8,575
      Due to shareholders                                      606         606
                                                       ----------- -----------
           Total Liabilities                                14,182      17,020
                                                       ----------- -----------
SHAREHOLDERS' EQUITY:
      Shares of beneficial interest, no par value, unlimited
        authorization, shares issued and outstanding were
        747,503 in 1999 and 747,553 in 1998             11,790,407  11,790,407
      Accumulated deficit                              (11,714,440)(11,704,609)
                                                       ----------- -----------

           Total Shareholders' Equity                       75,967      85,798
                                                       ----------- -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    90,149 $   102,818
------------------------------------------             =========== ===========



    The accompanying notes are an integral part of these financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF OPERATIONS
                         See Accountants' Review Report


                                                        For the Quarter Ended
                                                               March 31,
                                                             1999       1998
LOSS FROM OPERATIONS OF DISCONTINUED
          LAKE MARY REAL ESTATE:

         General and administrative expenses              $ (10,544) $ (10,726)
                                                           --------   --------

OTHER INCOME:
         Interest income                                        618        -
         Dividend income                                         95        -
                                                           --------   --------
           Total Other Income                                   713        -
                                                           --------   --------
NET LOSS                                                  $  (9,831) $ (10,726)
                                                           ========   ========

LOSS PER SHARE OF BENEFICIAL INTEREST                      $  (0.01)  $  (0.01)
                                                           ========   ========

AVERAGE NUMBER OF SHARES OF BENEFICIAL
         INTEREST                                           747,503    747,553
                                                           ========   ========

    The accompanying notes are an integral part of these financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         See Accountants' Review Report


                                            For the Quarter Ended      For the Quarter Ended

                                                   March 31,                   March 31,
                                                     1999                        1998
                                             Shares        Amount       Shares        Amount
SHARES OF BENEFICIAL INTEREST

     Balance - Beginning of the Period       747,503    $ 11,790,407    747,553   $ 11,791,190

     Shares redemed                            1,540             231       -            -

     Shares issued                            (1,540)           (231)      -            -
                                             -------    ------------    -------   ------------

     Balance - End of the Period             747,503    $ 11,790,407    747,553   $ 11,791,190
                                             =======    ============    =======   ============


ACCUMULATED DEFICIT
     Balance - Beginning of the Period                  $(11,704,609)             $(10,469,226)

     Net loss                                                 (9,831)                  (10,726)

     Dividends paid                                             -                   (1,012,800)
                                                        ------------             -------------

     Balance - End of the Period                        $(11,714,440)            $ (11,492,752)
                                                        ============             =============





    The accompanying notes are an integral part of these financial statements.

                           CANTON CENTER, CONNECTICUT
                       COMPARATIVE STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                         See Accountants' Review Report


                                                          For the Quarter Ended
                                                               March 31,
                                                              1999     1998

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(9,831) $(10,726)
                                                            --------  --------
     Adjustments to reconcile loss to net cash
      used in operating activities
          Depreciation                                           282       282

          Changes in  Assets and Liabilities:
              Receivables                                        -       1,314
              Other assets                                     1,137     1,543
              Accounts payable and accrued expenses           (2,838)  (25,219)
                                                            --------  --------
                  Total Adjustments                           (1,419)  (22,080)
                                                            --------  --------
     Net Cash Used In Operating Activities                   (11,250)  (32,806)
                                                            --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption of shares                                       (231)     -
     Proceeds from the issuance of shares                        231      -
     Due to shareholders                                        -          635
                                                            --------  --------
          Net Cash Provided By
            Financing Activities                                -          635
                                                            --------  --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                    (11,250)  (32,171)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD            98,523    32,171
                                                            --------  --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                $ 87,273  $   -
                                                            ========  ========










  The accompanying notes are an integral part of these financial statements.

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

              D.  Income Taxes:
                  The Trust has made for prior  years,  and  intends to make for
              1999, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended March 31, 1999 and March 31, 1998. However, the Trust is subject to state income taxes, where applicable.

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


NOTE 2 - Related Party Transactions:

                  The  Trust  offices  are  located  at  premises  owned  by the
              Managing Trustee. No rent was charged to the Trust in the quarters ended March 31, 1999 and 1998, respectively, however, the Trust paid utility bills for the office of $156 and $338 in the quarters ended March 31, 1999 and 1998, respectively.

                  The Trust paid health insurance  premiums of $2,000 and $2,387 on behalf of two Trustees for the quarters ended March 31, 1999 and 1998, respectively. The Trust paid $2,632 and $1,473 to a credit card account of the Managing Trustee for reimbursement of Trust expenses during the quarters ended March 31, 1999 and 1998, respectively. In 1998, the Trust overpaid the Managing Trustee $1,139 for reimbursements of expenses, which was repaid to the Trust in the quarter ended March 31, 1999.



NOTE 3 - Earnings Per Share:
                  Earnings per Share of Beneficial  Interest are computed on the
              weighted   average   number  of  Shares  of  Beneficial   Interest
              outstanding during the period.

NOTE 4 - Investment in Personal Property:

                    All of the Trust's  property is recorded at historical cost.
              The Trust's property and equipment are as follows:

                                            March 31,    December 31,
                                             1999            1998

     Furnishings and Equipment             $   6,545     $   6,545
     Less: Accumulated Depreciation        (   3,669)     (  3,387)
                                            --------       -------
    Net Investment in Personal Property    $   2,876     $   3,158
                                             =======       =======


NOTE 5 - Going Concern:

                  The Trust  during  1998,  has sold all 13,648  shares  that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were held as cash as of March 31, 1999. The Trust does not currently own any operating assets. The Trust was contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.


NOTE 6 - Sale of Lake Mary Property:


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

NOTE 7 - Contingencies:

                  In  July  1993,   the  then  trustees  of  Trust  amended  the
              Declaration of Trust, without seeking or obtaining shareholder approval, to, among other things, create an open-end trust such that the Trust would have an infinite life. Since the date of such amendment, the Trust and its trustees have been acting at all times in a manner consistent with such infinite life status. Although the current Trustees believe that such trustees acted within their discretionary authority under the original Declaration of Trusts in effecting such amendment without seeking shareholder approval and that such amendment was properly adopted, there can be no assurance that one or more shareholders of the Trust will not challenge the validity of such amendment premised upon the need for such shareholder approval under the terms of the original Declaration of Trust or seek damages for breach of the contractual provisions of the original Declaration of Trust. If such a challenge was successfully brought, Trust may be required to obtain shareholder approval of such amendment in order to maintain its infinite life status (as opposed to liquidating one year after the completion of the Formation Transactions), and there can be no assurances that such shareholder approval, if required, would be obtained.

                  On May 29,  1998 the  shareholders  of the Trust  amended  the
              Trust's Declaration of Trust, to the following: (i) to confirm self-management of the Trust by the Trustees, and the Managing Trustee and such officers as the Trustees may appoint acting under their direction, (ii) to substitute for provisions contemplating a finite life of the Trust and self-liquidation upon sale of the Trust's last real estate asset, a provision for perpetual life of the Trust until terminated by action of a majority in interest of the Shareholders, and (iii) to broaden the Trust's investment guidelines and remove certain investment restrictions in order to give the Trustees greater flexibility in managing the Trust's remaining assets for maximum realization of value in the Trust, subject always to the purpose of the Trust to operate so as to qualify as a real estate investment trust within the meaning of the Internal Revenue Code.

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

NOTE 8 -  Supplemental  Disclosure of Cash Flow
              Information:

                                          March 31, 1999     March 31, 1998

Cash paid during the year -

    Income taxes                               $     -        $     -
    Interest                                   $     -        $     -


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

NATIONAL PROPERTIES INVESTMENT TRUST (the "Trust") was organized on January 16, 1985, as a Massachusetts Business Trust. On July 23, 1993, the Trust changed its name from Richard Roberts Real Estate Growth Trust I to its current name. The Trust has made for 1998 and prior years, and intends to make for 1999, an election to file as a real estate investment trust "REIT" under the provisions of the Internal Revenue Code and intends to maintain this status as long as it will benefit the Trust's shareholders. The Trust considers its business to be operating in one industry segment, investment in real property

On December 31, 1997, the Trust, sold its sole real estate asset (the "Property") to a newly formed real estate investment trust company, Philips International Realty Corp., a Maryland corporation ("New REIT"), in exchange for 32,000 shares of the common stock of the New REIT pursuant to a Contribution and Exchange Agreement, dated August 11, 1997, as amended, among the Trust, the Board of Trustees of the Trust, New REIT and certain affiliated partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (the "Contribution and Exchange Agreement"). Soon after the issuance of the New REIT stock, the stock split 1.706 to 1 and the shares were issued on May 8, 1998. The New REIT indirectly owns ten shopping center properties in the New England, Mid-Atlantic and Southeast regions of the United States. New REIT is not affiliated with the Trust or the Trustees of the Trust and the sale price for the Property was determined by arm's-length negotiations between the parties. The Property is an approximately 38,125 square foot shopping center located in Lake Mary, Florida and, as of the date of sale, was 100% occupied. The consummation of the transactions contemplated by the Contribution and Exchange Agreement, including the sale of the Property, was approved by a majority of the shareholders of the Trust at its special meeting held on December 30, 1997. 499,097 of the 747,522 shares entitled to vote at such meeting approved the transaction proposal, with 13,219 opposed and 10,624 abstaining.

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

The Trust's sole remaining substantial asset is cash. The Trust does not currently own any operating assets. The Trust was contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust plan to investigate new properties as possible acquisitions for the Trust. Potential properties are currently under investigation, although the talks are in the preliminary stages. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust.

Liquidity and Capital Resources

The Trust's primary cash requirements are for operating expenses relating to continuing the existence of the Trust.

At March 31, 1999 the Trust had $87,273 in cash. Current liabilities and future expenses are expected to be funded from cash. Cash is comprised almost entirely from the proceeds from the sale of Philips International Realty Corp. stock.

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

The principal asset of the Trust consists of cash.

Inflation

Not applicable


Competition

Not applicable


Results of Operations

Not applicable. The Trust has no current operations and has received $713 of investment income and incurred $10,544 of expenses necessary for the continued existence of the Trust.

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

NATIONAL PROPERTIES INVESTMENT TRUST


           5/13/99                     /s/ Peter M. Stein
Date: ___________________   By:   __________________________________
                                  Peter M. Stein
                                  Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

  Signature                      Title                            Date


  /s/ Peter M. Stein                                              5/13/99
___________________________   Managing Trustee                ______________
Peter M. Stein


   /s/ Jay Goldman                                                5/13/99
___________________________   Trustee                         ______________
Jay Goldman


   /s/ Robert Reibstein                                            5/13/99
___________________________   Trustee                         ______________
Robert Reibstein