Form 10-Q
period 1999-06-30
NATIONAL PROPERTIES INVESTMENT TRUST
filed 1999-08-13
CIK 761236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1999

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

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      NATIONAL PROPERTIES INVESTMENT TRUST

                                      INDEX


     Accountants' Review Report


     Comparative  Balance  Sheet as of June 30,  1999 and  December  31,  1998

     Comparative Statement of Operations for the Quarters Ended June 30, 1999 and 1998

     Comparative Statement of Changes in Shareholders' Equity for the Quarters Ended June 30, 1999 and 1998

     Comparative Statement of Cash Flows for the Quarters Ended June 30, 1999 and 1998

     Notes to the Financial Statements

                    [Letterhead of Bernardi & Company, LLC]

Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020


We have reviewed the accompanying balance sheet of National Properties Investment Trust as of June 30, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the quarters ended June 30, 1999 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1999 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of National Properties Investment Trust.

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


August 12 , 1999

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                            COMPARATIVE BALANCE SHEET
                         See Accountants' Review Report

                                                       (Reviewed)   (Audited)

                                                        June 30,  December 31,
                                                          1999         1998

ASSETS:
      Investments in personal property                 $     2,594 $     3,158
      Cash and cash equivalents                             65,482      98,523
      Receivable from employee                                 -         1,137
                                                       ----------- -----------
           Total Assets                                $    68,076 $   102,818
                                                       =========== ===========

LIABILITIES:
      Accounts payable and accrued expenses            $     3,750 $     7,839
      Prepaid rent                                           8,575       8,575
      Due to shareholders                                      606         606
                                                       ----------- -----------
           Total Liabilities                                12,931      17,020
                                                       ----------- -----------
SHAREHOLDERS' EQUITY:
      Shares of beneficial interest, no par value, unlimited
        authorization, shares issued and outstanding were
        747,503 in 1999 and 747,553 in 1998             11,790,407  11,790,407
      Accumulated deficit                              (11,735,262)(11,704,609)
                                                       ----------- -----------

           Total Shareholders' Equity                       55,145      85,798
                                                       ----------- -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    68,076 $   102,818
------------------------------------------             =========== ===========



    The accompanying notes are an integral part of these financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
                      COMPARATIVE STATEMENT OF OPERATIONS
                         See Accountants' Review Report


                                                        For the Quarter Ended
                                                               June 30,
                                                             1999       1998
LOSS FROM OPERATIONS OF DISCONTINUED
          LAKE MARY REAL ESTATE:

         General and administrative expenses              $ (20,905) $ (17,019)
                                                           --------   --------

OTHER INCOME:
         Interest income                                         83          1
         Loss on the sale of investments                        -      (76,599)
                                                           --------   --------
           Total Other Income                                    83    (76,598)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
          Unrealized losses on securities                       -      (92,835)
                                                           --------   --------
NET LOSS                                                  $ (20,822) $(186,452)
                                                           ========   ========

LOSS PER SHARE OF BENEFICIAL INTEREST                      $  (0.03)  $  (0.13)
                                                           ========   ========

COMPREHENSIVE INCOME (LOSS) PER SHARE OF
          BENEFICIAL INTEREST                              $  (0.03)  $  (0.25)
                                                           ========   ========

AVERAGE NUMBER OF SHARES OF BENEFICIAL
         INTEREST                                           747,503    747,553
                                                           ========   ========

    The accompanying notes are an integral part of these financial statements.

                      NATIONAL PROPERTIES INVESTMENT TRUST
                           CANTON CENTER, CONNECTICUT
            COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         See Accountants' Review Report


                                            For the Quarter Ended      For the Quarter Ended

                                                   June 30,                   June 30,
                                                     1999                        1998
                                             Shares        Amount       Shares        Amount
SHARES OF BENEFICIAL INTEREST

     Balance - Beginning of the Period       747,503    $ 11,790,407    747,553   $ 11,791,190

     Shares redemed                            7,213           1,082       -            -

     Shares issued                            (7,213)         (1,082)    (2,236)          (782)
                                             -------    ------------    -------   ------------

     Balance - End of the Period             747,503    $ 11,790,407    747,317   $ 11,790,408
                                             =======    ============    =======   ============


ACCUMULATED DEFICIT
     Balance - Beginning of the Period                  $(11,714,440)             $(11,492,752)

     Net loss                                                (20,822)                  (93,617)
                                                        ------------             -------------

     Balance - End of the Period                        $(11,735,262)            $ (11,586,369)
                                                        ============             =============
ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance - Beginning of the Period                  $        -                $        -

     Unrealized loss on marketable securities                    -                     (92,835)
                                                        -------------             -------------

     Balance - End of the Period                        $        -                $    (92,835)
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


                                                          For the Quarter Ended
                                                               June 30,
                                                              1999     1998

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $(20,822) $(93,617)
                                                            --------  --------
     Adjustments to reconcile loss to net cash
      used in operating activities
          Loss on sale of marketable securities                  -      76,599
          Depreciation                                           282       282

          Changes in  Assets and Liabilities:
              Accounts payable and accrued expenses           (1,251)   (2,411)
                                                            --------  --------
                  Total Adjustments                             (969)   74,470
                                                            --------  --------
     Net Cash Used In Operating Activities                   (21,791)  (19,147)
                                                            --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt                                  -    (104,821)
     Payments for redemption of shares                        (1,082)   (2,436)
     Proceeds from the issuance of  shares                     1,082     1,654
     Proceeds from loan receivable                               -      15,000
     Proceeds from the sale of marketable securities             -     110,974
                                                            --------  --------
          Net Cash Provided By
            Financing Activities                                -       20,371
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (21,791)    1,224

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD            87,273       -
                                                            --------  --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                $ 65,482  $  1,224
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

              D.  Income Taxes:
                  The Trust has made for prior  years,  and  intends to make for
              1999, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended March 31, 1999 and June 30, 1998. However, the Trust is subject to state income taxes, where applicable.

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


NOTE 2 - Related Party Transactions:

                  The  Trust  offices  are  located  at  premises  owned  by the
              Managing Trustee. No rent was charged to the Trust in the quarters ended June 30, 1999 and 1998, respectively, however, the Trust paid utility bills for the office of $0 and $169 in the quarters ended June 30, 1999 and 1998, respectively.

                  The Trust paid health insurance  premiums of $3,537 and $2,687 on behalf of two Trustees for the quarters ended June 30, 1999 and 1998, respectively. The Trust paid $4,078 and $6,259 to a credit card account of the Managing Trustee for reimbursement of Trust expenses during the quarters ended June 30, 1999 and 1998, respectively.


NOTE 3 - Earnings Per Share:
                  Earnings per Share of Beneficial  Interest are computed on the
              weighted   average   number  of  Shares  of  Beneficial   Interest
              outstanding during the period.

NOTE 4 - Investment in Personal Property:

                    All of the Trust's  property is recorded at historical cost.
              The Trust's property and equipment are as follows:

                                            June 30,    December 31,
                                             1999            1998

     Furnishings and Equipment             $   6,545     $   6,545
     Less: Accumulated Depreciation        (   3,951)     (  3,387)
                                            --------       -------
    Net Investment in Personal Property    $   2,594     $   3,158
                                             =======       =======


NOTE 5 - Going Concern:

                  The Trust  during  1998,  has sold all 13,648  shares  that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were held as cash as of June 30, 1999. The Trust does not currently own any operating assets. The Trust was contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.


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

                                          June 30, 1999     June 30, 1998

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

At June 30, 1999 the Trust had $65,482 in cash. Current liabilities and future expenses are expected to be funded from cash. Cash is comprised almost entirely from the proceeds from the sale of Philips International Realty Corp. stock.

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

Inflation

Not applicable


Competition

Not applicable


Results of Operations

Not applicable. The Trust has no current operations and has received $83 of investment income and incurred $20,905 of expenses necessary for the continued existence of the Trust.

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

NATIONAL PROPERTIES INVESTMENT TRUST


           8/12/99                     /s/ Peter M. Stein
Date: ___________________   By:   __________________________________
                                  Peter M. Stein
                                  Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

  Signature                      Title                            Date


  /s/ Peter M. Stein                                              8/12/99
___________________________   Managing Trustee                ______________
Peter M. Stein


   /s/ Jay Goldman                                                8/12/99
___________________________   Trustee                         ______________
Jay Goldman


   /s/ Robert Reibstein                                            8/12/99
___________________________   Trustee                         ______________
Robert Reibstein