Form 10-K
period 1999-12-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 2000-04-10
CIK 761236

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year ended December 31, 1999
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 Commission File Number 2-95449
NATIONAL PROPERTIES INVESTMENT TRUST
Formerly Richard Roberts Real Estate Growth Trust I
(Exact name of registrant as specified in its charter)

         Massachusetts
	          06-6290322
(State or Other Jurisdiction of                 	   (I.R.S.
Employer
Incorporation or Organization)                  	Identification
Number)
  P.O. Box 148 Canton Center,  CT                   	    06020
(Address of Principal Executive Offices)
	         (Zip Code)

Registrant's Telephone Number, Including Area Code:    (860) 693-
9624

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
	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K .

State the aggregate market value of the voting stock held by non-
affiliates of the Registrant as of
March 15, 1999:        Shares of Beneficial Interest without par
value $76,313 *

Documents Incorporated by Reference:   None

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as
of the latest practicable date:      Not Applicable

* As no established public trading market exists, a value of $0.121 (the approximate Net Asset
Value as of December 31, 1999) has been ascribed for the purpose of this calculation.


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

Since inception, the Trust has invested directly in equity interests in five commercial properties in the United States, which have income-producing capabilities, four of which have been lost to foreclosure and the last property was sold on December 31, 1997.
The Trust has experienced a
loss of $26,837, $220,401 and income of $1,067,259 for fiscal years ended December 31, 1999,
1998 and 1997, respectively. The Trust considers its business to be operating in one industry segment, investment in real property.

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

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New
REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the
Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares were retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split
1.706 to 1 and the Trust was issued a total of 13,648 on May 8, 1998. The Trust is contingently liable on the first mortgage.

The Trust, during 1998, has sold all 13,648 shares that it owned in Philips International Realty
Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520.
Substantially all of the Trust's assets were held as cash as of
December 31, 1998.    The Trust
does not currently own any operating assets.   The Trust is
contractually bound to operate for one
year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 1999, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.


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

The Trust during 1998, has sold all 13,648 shares that it owned in Philips International Realty
Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520.
Substantially all of the Trust's assets were held as cash as of
December 31, 1998.    The Trust
does not currently own any operating assets.   The Trust is
contractually bound to operate for one
year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 2000, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.


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




PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.

The Trust was engaged in a public offering through April 30, 1987. The Trust has the authority to issue unlimited number of shares of Beneficial Interest, without par value. There is no established public trading market for the Trust's shares. The Trust had 1,664 shareholders of record at December 31, 1999.

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

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New
REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the
Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares were retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split
1.706 to 1 and the Trust was issued a total of 13,648 on May 8, 1998. The Trust is contingently liable on the first mortgage.






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






ITEM 6.     SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data for the Trust for the years ended
December 31, 1999, 1998, 1997, 1996 and 1995, and should be read in conjunction with the accompanying financial statements.

Statement of Operations:
1999
1998
1997
1996
1995
Gross Rental Income
$     -
$    -
 $ 350,302
$ 340,768
$ 311,383
Net Income (Loss) From
Property Operations

-

-

(39,765)

(20,187)

32,192
Interest & Dividend Income
2,411
3,565
656
1,589
1,260
Gain (Loss) Due to
Disposition of Assets &
Loss Revenue (3) (4)


-


(223,966)


1,106,368


-


-
Net Income (Loss)
(26,837)
(220,401)
1,067,259
(18,598)
33,452
Per Share Data:





Net Income (Loss) (1)
(.04)
(0.30)
1.45
(0.03)
0.05
Distributions Declared
-
1.35
0.25
0.05
 0.00
Weighted Average Number
of Shares of Beneficial
Interest Outstanding (1)


747,528


747,528


735,288


718,496


718,649
Balance Sheet:





Total Assets (2&3)
62,593
102,818
1,452,115
1,050,867
1,102,288
Mortgage Loans Payable
(2&3)

-

 -          -

-

571,258

598,353
Shareholder's Equity
61,112
87,980
1,321,964
405,681
460,618

(1)	Earnings (Loss) per Share of Beneficial Interest are computed based on the weighted
average number of Shares of Beneficial Interest outstanding during the period.

(2)	On October 26, 1995, the Trust borrowed $600,000 to extinguish the mortgage payable,
make capital and tenant improvements, pay delinquent real estate taxes, accumulate working capital and to provide funds to pay a one-time dividend.
The Shoppes at Lake
Mary were pledged as collateral for this loan

(3)	On December 31, 1997, the Trust sold its sole remaining real property in exchange for
32,000 shares of Philips International Realty Corp. common stock and the assumption of the 1st mortgage of $546,940.
 .
      (4) The loss for 1998 is comprised of a loss from discontinued operations of $47,628 and a loss from the sale of investments of $178,520.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

At December 31, 1999, the Trust has cash of approximately $60,564, which is comprised almost entirely of proceeds from the sale of investments.

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

The Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New
REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT Common Stock were distributed to the
Trust shareholders on December 31, 1997 and approximately 20,256 of such shares were distributed to the Trust shareholders on January 7, 1998 (representing in the aggregate not less than 75% of the Common Stock received by the Trust). The remaining 8,000 shares were retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split
1.706 to 1 and the Trust was issued a total of 13,648 on May 8, 1998. The Trust is contingently liable on the first mortgage.

The Trust during 1998, has sold all 13,648 shares that it owned in philips international Realty
Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520.
Substantially all of the Trust's assets were held as cash as of
December 31, 1998.    The Trust
does not currently own any operating assets.   The Trust is
contractually bound to operate for one
year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 2000, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.

The principal assets of the Trust consists of cash.


Results of Operations

Year Ended December 31, 1999 compared to Year Ended December 31,
1998

For the year ended December 31, 1999, the Trust reported no income or loss from operations.
The Trust sold its sole remaining operating asset on December 31, 1997. During 1999, the Trust incurred $29,248 in general and administrative expenses incurred in administering the Trust and for searching for new merger candidates.

Year Ended December 31, 1998 compared to Year Ended December 31,
1997

For the year ended December 31, 1998, the Trust reported no income or loss from operations.
The Trust sold its sole remaining operating asset on December 31, 1997. During 1998, the Trust incurred $45,446 in general and administrative expenses incurred in administering the Trust and for searching for new merger candidates. The Trust sold its remaining interest in Philips
International Realty Corp. and had realized losses from the sale of investments of $178,520.


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



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





NATIONAL PROPERTIES INVESTMENT TRUST

INDEX




	Independent Auditors' Reports

 	Comparative Balance Sheet as of December 31, 1999 and 1998

	Comparative Statement of Operations for the Years Ended
December 31, 1999, 1998 and
1997

	Comparative Statement of Changes in Shareholders' Equity for the Years Ended December
31, 1999, 1998 and 1997

	Comparative Statement of Cash Flows for the Years Ended
December 31, 1999, 1998 and
1997

	Comparative Schedule of Rental Expenses for the Years Ended December 31, 1999, 1998
and 1997

	Notes to the Financial Statements

          Supplemental Financial Statement Schedules:

	None



	_______________

	Schedules Not Filed:
All schedules except, those indicated above, have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.















Trustees
National Properties Investment Trust
P.O. Box 148
Canton Center, Connecticut  06020

We have compiled the accompanying balance sheet of National
Properties Investment Trust as of
December 31, 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended, in accordance with Statements on Standards for
Accounting and Review Services issued by the American Institute of Certified Public
Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying 1999 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the years ended 1998 and 1997, were audited by us and we expressed an unqualified opinion on them in our report dated March 12, 1999, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As described in Note 1 and Note 6 to the financial statements, the Trust has sold its remaining operating assets, which raise substantial doubt its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 24, 2000

Respectfully submitted,



BERNARDI & COMPANY, LLC
Certified Public Accountants


NATIONAL PROPERTIES INVESTMENT TRUST
CANTON CENTER, CONNECTICUT
COMPARATIVE BALANCE SHEET

                                                        December 31,
                                                     1999         1998
                                                  (Compiled)      (Audited)
                                                                  Restated
ASSETS:
  Investments in personal property                   $ 2,029         $ 3,158
  Cash and cash equivalents                           60,564          98,523
  Receivable from employee                             -               1,137
                                                     --------       --------
TOTAL ASSETS                                         $62,593       $ 102,818
                                                      ======        ========
LIABILITIES:
 Accounts payable                                      $875        $  5,657
 Due to shareholders                                    606             606
  Prepaid rent                                            -            8,575
    Total Liabilities                                    1,481        14,838

SHAREHOLDERS' EQUITY:
  Shares of beneficial interest, no par value, unlimited
    authorization, shares issued and outstanding were
    747,502 in 1999 and 747,553 in 1998              11,790,376   11,790,407
  Accumulated deficit                             (  11,729,264(  11,702,427)
    Total Shareholders' Equity                           61,112       87,980

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $     62,593   $    102,818
                                                     ==========     ==========









                                 See Accompanying Notes


NATIONAL PROPERTIES INVESTMENT TRUST
CANTON CENTER, CONNECTICUT
COMPARATIVE STATEMENT OF OPERATIONS

                                               For the Years Ended December 31,
                                                   1999     1998     1997
                                                 (Compiled(Audited(Audited)
                                                          Restated
INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
   LAKE MARY REAL ESTATE:
  Gross rental income                          $    -    $   -          350,302
  Rental expenses                                   -        -    (     265,552)
  General and administrative expenses            (   29,248)( 45,446)  (124,515)
   Net Income (Loss) from Property Operations    (   29,24(   45,446)   (39,765)

OTHER INCOME (EXPENSE):
  Interest income                                    2,290        18        656
  Dividend income                                      121     3,547        -
  Loss on sale of investments                            -(  178,520)       -
   Total Other Income (Expense)                      2,411 ( 174,955)       656

GAIN ON DISPOSAL OF LAKE MARY REAL ESTATE (LESS
  APPLICABLE INCOME TAXES OF $15,609)               -        -         1,106,368



NET INCOME (LOSS)                              $ (   26,837)$( 220,401)1,067,259


INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST $ (     0.04)  $(  0.30)     1.45

AVERAGE NUMBER OF SHARES OF BENEFICIAL
  INTEREST                                          747,528   747,528    735,288













See Accompanying Notes









NATIONAL PROPERTIES INVESTMENT TRUST
CANTON CENTER, CONNECTICUT
COMPARATIVE STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  For the Year Ended December 31,
                            1999                 1998               1997
                          (Compiled)              (Audited)
(Audited)
                     Shares      Amount   Shares      Amount    Shares    Amount
SHARES OF BENEFICIAL INTEREST

  bal - January 1,747,553$ 11,790,407 718,496$ 11,791,190 718,496 11,754,966

  Shares issued       14,176        1,772  30,416       3,478   30,416    36,900
  Redemption  shares(14,424)     (1,803)( 1,185)(     4,261)(  1,185)(    676)
Corrections of errors     197         -      (174)     -        (  174)     -

  Balance - December 31,747,502$11,790,376747,553$ 11,790,407  747,55$11,791,190


ACCUMULATED DEFICIT

  Balance - January 1,            $ ( 11,702,427)    $ (10,469,226)   $ (11,349

  Net income (loss)                 (     26,837)  (       220,401)   1,067,259

  Dividends paid                         -          (    1,012,800)   ( 187,200)

  Balance - December 31,          $ (  11,729,264)   (  11,702,427)$(10,469,226)

See Accompanying Notes


























       NATIONAL PROPERTIES INVESTMENT TRUST
            CANTON CENTER, CONNECTICUT
       COMPARATIVE STATEMENT OF CASH FLOWS
 Increase (Decrease) in Cash and Cash Equivalents
                                              For the years ended December 31
                                                    1999      1998      1997
                                                   (Compiled) (Audited)(Audited)
                                                              Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                $(26,837)$(220,401) $1,067,259

 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
 Depreciation and amortization                       1,129     1,129      62,510
 (Gain) loss on sale of asset                          -     178,520 (1,106,368)
 Changes in  Assets and Liabilities:
   Receivables                                       1,137       177      16,934
   Prepaid expenses                                    -        -         21,019
   Deposits                                            -        1,543        617
   Accounts payable                                 (4,782)  ( 10,489)   (1,161)
   Accrued expenses                                    -     ( 13,427)(  35,800)
   Due to shareholders                                 -          606         -
   Prepaid rent and security deposits               (8,575        -     (12,246)
     Total Adjustments                             (11,091    158,059(1,054,495)
     Net Cash Provided By (Used In) Operating Activi(37,928)( 64,524)     12,764

CASH FLOWS FROM INVESTING ACTIVITIES:
 Closing costs paid on the sale of assets              -        -      ( 10,000)
 Proceeds from sale of investments                     -      221,480     -
 Purchase of personal property                         -        -      (131,723)
     Net Cash Flows Provided By (Used In) Investing    -      221,480(  141,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt                            -     ( 89,821(   24,318)
 Proceeds from the issuance of shares               1,772       3,478    36,900
 Redemption of shares                              (1,803)     (4,261)(     676)
 Proceeds from note                                    -        -       104,821
     Net Cash Provided by (Used In) Financing Activi(  31)   ( 90,604)  116,727

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             (37,959)      66,352  (12,232)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                           98,523       32,171   44,403

CASH, END OF YEAR                               $60,564   $   98,523  $32,171



              See Accompanying Notes







NATIONAL PROPERTIES INVESTMENT TRUST
CANTON CENTER, CONNECTICUT
COMPARATIVE SCHEDULE OF RENTAL EXPENSES

                                        For the Years Ended December 31,
                                             1999      1998     1997
                                           (Compiled)(Audited)(Audited)
RENTAL EXPENSES:
   Promotion and administration          $    -    $    -    $     23,50
   Leasing commissions                        -         -          18,24
   Utilities                                  -         -          23,71
   Maintenance and repair                     -         -          22,87
   Insurance                                  -         -          12,67
   Property taxes                             -         -          43,00
   Interest expense and late charges          -         -          59,03
   Amortization                               -         -          16,45
   Depreciation                               -         -          46,05
     Total Rental Expenses               $    -    $    -    $   265,552































See Accompanying Notes





NOTE 1 - 	Organization and Summary of Accounting Policies:

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

The Trust exchanged its sole real estate holding for 32,000 shares of the Common
Stock of New REIT plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. 3,744 shares of the New REIT
Common Stock were distributed to the Trust shareholders on December
31, 1997 and
approximately 20,256 of such shares were distributed to the Trust shareholders on
January 7, 1998 (representing in the aggregate not less than 75% of the Common
Stock received by the Trust). The remaining 8,000 shares were retained by the Trust and any distributions on the shares or net proceeds from the sale of the shares will be available to the Trust for working capital purposes. The New REIT stock split 1.706 to 1 and the Trust was issued a total of 13,648 on May 8, 1998. The
Trust is
contingently liable on the first mortgage.




NOTE 1 - 	Organization and Summary of Accounting Policies:
(Continued)

B.  Method of Accounting:
The financial statements of the Trust have been prepared on the accrual basis of accounting.

C.  Cash Equivalents:
For financial statement purposes, the Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

D.  Income Taxes:
The Trust has made for prior years, and intends to make for 1999, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended December 31,
1999, 1998 and 1997. However, the Trust is subject to state income taxes, where applicable.

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
The Trust paid the Managing Trustee $0, $0 and $48,000 as
compensation for
managing the Trust property for the years ended December 31, 1999,
1998 and 1997,
respectively.  In addition, Effective in November 1995, the Trust offices are located at
premises owned by the Managing Trustee.  No rent was charged to the
Trust in 1999,
1998 and 1997, however, the Trust paid utility bills for the office of $780 in 1999,
$845 in 1998 and $2,325 in 1997.

In 1999 and 1998, the Trust paid health insurance premiums of $8,090 and
$13,221 on behalf of two Trustees, respectively.  The Trust paid
$315 and $9,667 to a
credit card account of the Managing Trustee for reimbursement of Trust expenses during 1999 and 1998, respectively. In 1997 the Trust reimbursed two Trustees
$3,391 for travel expenses. In 1998, the Trust overpaid the Managing Trustee $1,139 for reimbursements of expenses, which will be repaid to the Trust and is reflected as a receivable from employee.

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

The Trust's property and equipment are as follows:



NOTE 5 - 	Correction of Error:
     The accrued expenses and general and administrative expenses were overstated
$2,182 in 1998.  Accordingly, the accrual and related expense have been adjusted to
reflect the correct expense.


NOTE 6- 	Going Concern:
The Trust during 1998, has sold all 13,648 shares that it owned in
Philips
International Realty Corp.  The Trust received gross proceeds of
$221,480 and had
realized losses of $178,520.  Substantially all of the Trust's assets were held as cash
as of December 31, 1999.    The Trust does not currently own any
operating assets.
The Trust was contractually bound to operate for one year until
December 31, 1998.
The Trustees of the Trust are investigating new properties as possible acquisitions for
the Trust. Very preliminary negotiations are currently underway with a potential
merger candidate.  Should the Trust be unable to acquire a new property(ies) by the
end of 2000, the Trustees will evaluate their options as to the best course of action for
the Trust and will liquidate the Trust if it were to lose its REIT status.






NOTE 7- 	Sale of Lake Mary Property:
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

NOTE 8- 	Dividends Paid to Shareholders:
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



NOTE 8- 	Dividends Paid to Shareholders: (Continued)
The Trust declared a property dividend of 3,744 shares of the New
REIT common
stock distributed to the Trust shareholders on December 31, 1997 to the shareholders
of record on December 4, 1997 and declared a property dividend of
20,256 of such
shares distributed to the Trust shareholders on January 7, 1998 to the shareholders of
record on December 4, 1997 (representing in the aggregate not less than 75% of the
Common Stock received by the Trust). The remaining 8,000 shares are to be retained
by the Trust and any distributions on the shares or net proceeds from the sale of the
shares will be available to the Trust for working capital purposes.

NOTE 9- 	Contingencies:
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









NOTE 9- 	Contingencies: (Continued)
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

The Managing Trustee was not paid in 1999 for managing the Trust's property. However, the
Trust paid health insurance premiums of  $8,090 on behalf of two
Trustees.

Management does not anticipate any management fees or other trustee fees to be paid to any trustee unless the Trust is able to acquire new real property.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

To the best knowledge of the Trust, on March 15, 2000, two shareholders of record owned more than five percent of its Shares of Beneficial Interest. The following Trustees hold shares of beneficial interest of the Trust.

		Name of		Amount and Nature
		Beneficial 		      Of Beneficial
	Percentage
		   Owner		        Ownership
	Ownership

		Gretchen Stein		54,124.77 Shares
	7.2%
Peter Stein		Indirectly -  54,124.77 Shares		7.2%
			 (same shares as above)
		Jay Goldman		Indirectly -  58,693.68 Shares
	7.8%
		Robert R. Reibstein	4,003.00 Shares
	0.5%



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Trust paid the Managing Trustee $0, $0 and $48,000 as compensation for managing the
Trust property for the years ended December 31, 1999, 1998 and 1997, respectively. In addition,
Effective in November 1995, the Trust offices are located at premises owned by the Managing
Trustee. No rent was charged to the Trust in 1999, 1998 and 1997, however, the Trust paid utility bills for the office of $780 in 1999, $845 in 1998 and $2,325 in 1997.

In 1999 and 1998, the Trust paid health insurance premiums of $8,090 and $13,221 on behalf of two Trustees, respectively. The Trust paid $315 and $9,667 to a credit card account of the
Managing Trustee for reimbursement of Trust expenses during 1999 and 1998, respectively. In
1997 the Trust reimbursed two Trustees $3,391 for travel expenses.
In 1998, the Trust overpaid
the Managing Trustee $1,139 for reimbursements of expenses, which will be repaid to the Trust and is reflected as a receivable from employee.

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

	10.2    Dividend Reinvestment Plan (Exhibit 10.2 to Amendment
No. 2 filed on
April 10, 1985 to the Registrant's Registration Statement on Form S-ll, file No. 2-
95449, is incorporated herein by reference).

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


Signature

Title
Date









Managing Trustee

Peter M. Stein








Trustee

Jay Goldman








Trustee

Robert Reibstein




UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

NATIONAL PROPERTIES INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS




