Form 10-K
period 2000-12-31
NATIONAL PROPERTIES INVESTMENT TRUST
filed 2001-03-30
CIK 761236

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year ended December 31, 2000
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

State the aggregate market value of the voting stock held by non-affiliates of
the Registrant as of March 15, 2001:        Shares of Beneficial Interest
without par value $76,313 *
Documents Incorporated by Reference:   None

Indicate the number of shares outstanding of each of the registrant's classes
of common stock, as of the latest practicable date:      Not Applicable

* As no established public trading market exists, a value of $0.121 (the approximate Net Asset Value as of December 31, 2000) has been ascribed for the purpose of this calculation.


PART I

ITEM 1.     BUSINESS.

NATIONAL PROPERTIES INVESTMENT TRUST (the "Trust") was organized on January 16, 1985, as a Massachusetts Business Trust. On July 23, 1993, the Trust changed its name from Richard Roberts Real Estate Growth Trust I to its current name. The Trust has made for 2000 and prior years, and intends to make for 2001, an election to file as a real estate investment trust "REIT" under the provisions of the Internal Revenue Code and intends to maintain this status as long as it will benefit the Trust's shareholders.

Since inception, the Trust has invested directly in equity interests in five commercial properties in the United States, which have income-producing capabilities, four of which have been lost to foreclosure and the last
property was sold on December 31, 1997.   The Trust has experienced a loss of
$33,980, $26,837 and $220,401 for fiscal years ended December 31, 2000, 1999 and 1998, respectively. The Trust considers its business to be operating in one industry segment, investment in real property.

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

The Trust, during 1998, sold all 13,648 shares that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were
held as cash as of December 31, 2000.    The Trust does not currently own any
operating assets. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 2001, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.


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

The Trust during 1998, sold all 13,648 shares that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were
held as cash as of December 31, 2000.    The Trust does not currently own any
operating assets. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 2001, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.




ITEM 3.     LEGAL PROCEEDINGS.

A lawsuit was brought by a successor of the former Advisor ("Former Advisor") in the State of Connecticut against the Trust, Peter Stein (the Managing Trustee of the Trust) individually, and First Investment Properties, Inc. (a former Advisor of the Trust) for $105,000 plus interest, costs and attorney's fees. The suit contended that the Trust assumed and ratified the contract between First Investment Properties, Inc., which succeeded the Former Advisor
as Advisor.   The Trust contended it was never party to the contract and vigorously defended these actions which it considered groundless. The suit was dismissed in November 2000.


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







PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.

The Trust was engaged in a public offering through April 30, 1987. The Trust has the authority to issue unlimited number of shares of Beneficial Interest, without par value. There is no established public trading market for the Trust's shares. The Trust had 1,664 shareholders of record at December 31, 2000.

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






The Trust during 1998, sold all 13,648 shares that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were
held as cash as of December 31, 2000.    The Trust does not currently own any
operating assets. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 2001, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.

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

The Trust has made for prior years, and intends to make for 2000, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Dividends to shareholders will be taxable dividends to the extent the Trust has taxable income. Dividends in excess of taxable income will be a return of capital to the shareholders.






ITEM 6.     SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data for the Trust for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, and should be read in conjunction with the accompanying financial statements.

Statement of
Operations:
2000
1999
1998
1997
1996
Gross Rental Income
$     -

$     -

$    -
 $
350,302
$ 340,768
Net Income (Loss) From
Property Operations

-

-

-

(39,765)

(20,187)
Interest & Dividend
Income
794
2,411
3,565
656
1,589
Gain (Loss) Due to
Disposition of Assets
&
Loss Revenue (3) (4)


-


-


(223,966)


1,106,368


-
Net Income (Loss)
(33,980)
(26,837)
(220,401)
1,067,259
(18,598)
Per Share Data:





Net Income (Loss) (1)
(.05)
(.04)
(0.30)
1.45
(0.03)
Distributions Declared
-
-
1.35
0.25
0.05
Weighted Average
Number
of Shares of
Beneficial
Interest Outstanding
(1)


746,882


747,528


747,528


735,288


718,496
Balance Sheet:





Total Assets (2&3)
38,300
62,593
102,818
1,452,115
1,050,867
Mortgage Loans Payable
(2&3)

-

-

 -
-

-

571,258
Shareholder's Equity
23,511
58,770
85,638
1,319,622
405,681

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





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

At December 31, 2000, the Trust has cash of approximately $37,400, which is comprised almost entirely of proceeds from the sale of investments.

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

The Trust during 1998, sold all 13,648 shares that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were
held as cash as of December 31, 2000.    The Trust does not currently own any
operating assets. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 2001, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.

The principal assets of the Trust consist of cash.

Results of Operations

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

For the year ended December 31, 2000, the Trust reported no income or loss from operations. The Trust sold its sole remaining operating asset on December 31, 1997. During 2000, the Trust incurred $35,903 in general and administrative expenses incurred in administering the Trust and for searching for new merger candidates.

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



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





NATIONAL PROPERTIES INVESTMENT TRUST

INDEX




	Independent Auditors' Reports

 	Comparative Balance Sheet as of December 31, 2000 and 1999

	Comparative Statement of Operations for the Years Ended December 31, 2000, 1999 and 1998

	Comparative Statement of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

	Comparative Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

We have compiled the accompanying balance sheet of National Properties Investment Trust as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying 2000 and 1999 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended 1998, was audited by us and we expressed an unqualified opinion on them in our report dated March 12, 1999, but we have not performed any auditing procedures since that date.

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


January 26, 2001

Respectfully submitted,



BERNARDI & COMPANY, LLC
Certified Public Accountants

NATIONAL PROPERTIES INVESTMENT TRUST
CANTON CENTER, CONNECTICUT
COMPARATIVE BALANCE SHEET
See Accountants' Compilation Report


















December 31,




2000

1999




(Compiled)

(Compiled)
ASSETS:





Investments in personal property
$
               900
$
            2,029

Cash and cash equivalents

          37,400

          60,564







TOTAL ASSETS
$
          38,300
$
          62,593







LIABILITIES:





Accounts payable and accrued expenses
$
          14,183
$
            3,217

Due to shareholders

               606

               606


Total Liabilities

          14,789

            3,823







SHAREHOLDERS' EQUITY:





Shares of beneficial interest, no par value, unlimited





  authorization, shares issued and outstanding were





  746,262 in 2000 and 747,502 in 1999

   11,790,226

   11,790,376

Accumulated deficit

(  11,766,715)

(  11,731,606)


Total Shareholders' Equity

          23,511

          58,770







TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
$
          38,300
$
          62,593


































































For the Years Ended December 31




2000

1999

1998




(Compiled)

(Compiled)

(Audited)








Restated
 LAKE MARY REAL ESTATE:







Gross rental income

$
              -
$
               -

               -
Rental expenses


              -

               -

               -
General and administrative expenses


(  35,903)

(    29,248)

(    45,446)

Net Income (Loss) from Property Operations


(  35,903)

(    29,248)

(    45,446)


















Interest income


         794

        2,290

             18
Dividend income


              -

           121

        3,547
Loss on sale of investments


              -

               -

(  178,520)

Total Other Income (Expense)


         794

        2,411

(  174,955)













(  35,109)

(    26,837)

(  220,401)






























$
(      0.05)
$
(        0.04)

(        0.30)



























INTEREST


  746,882

    747,528

    747,528






















NATIONAL PROPERTIES INVESTMENT TRUST
CANTON CENTER, CONNECTICUT
COMPARATIVE STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents



















For the Years Ended December 31,







2000

1999

1998







(Compiled)

(Compiled)

(Audited)











Restated
CASH FLOWS FROM OPERATING ACTIVITIES:








Net income (loss)


$
(  35,109)
$
(    26,837)
$
(  220,401)












Adjustments to reconcile net income (loss) to net cash








  provided by (used in) operating activities








Depreciation and amortization



     1,129

        1,129

        1,129
(Gain) loss on sale of asset



             -

               -

    178,520
Changes in Assets and Liabilities:









Receivables



             -

        1,137

           177

Deposits



             -

               -

        1,543

Accounts payable



   10,964

(      4,782)

(    10,489)

Accrued expenses



             -

               -

(    13,427)

Due to shareholders



             -

               -

           606

Prepaid rent and security deposits



             -

(      8,575)

               -


Total Adjustments



   12,093

(    11,091)

    158,059


Net Cash Provided By (Used In) Operating Activities



(  23,016)

(    37,928)

(    62,342)












CASH FLOWS FROM INVESTING ACTIVITIES:








Proceeds from sale of investments



             -

               -

    221,480

Net Cash Flows Provided By (Used In) Investing Activities



             -

               -

    221,480












CASH FLOWS FROM FINANCING ACTIVITIES:








Principal payments on debt



             -

               -

(    89,821)
Proceeds from the issuance of shares



     1,189

        1,772

        3,478
Redemption of shares



(    1,337)

(      1,803)

(      4,261)

Net Cash Provided By (Used In) Financing Activities



(       148)

(           31)

(    90,604)












NET INCREASE (DECREASE) IN CASH



(  23,164)

(    37,959)

      68,534

AND CASH EQUIVALENTS




















CASH AND CASH EQUIVALENTS, BEGINNING OF



   60,564

      98,523

      32,171

YEAR




















CASH AND CASH EQUIVALENTS, END OF YEAR


$
   37,400
$
      60,564
$
    100,705
























See Accompanying Notes


NOTE 1 - 	Organization and Summary of Accounting Policies:

A.  Organization:
National Properties Investment Trust (formerly Richard Roberts
Real Estate Growth Trust I) (the "Trust") was organized on January 16, 1985 as a Massachusetts Business Trust. The Trust invests directly in equity interests in commercial, industrial and/or residential properties in the United States, which have income-producing capabilities, and intends to hold its properties for long-term investment.

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

D.  Income Taxes:
The Trust has made for prior years, and intends to make for 2000, an election to file as a real estate investment trust (REIT) for federal tax purposes, and if so qualified, will not be taxed on earnings distributed to shareholders. Accordingly, no provision for federal income taxes has been made for the periods ended December 31, 2000, 1999 and 1998. However, the Trust is subject to state income taxes, where applicable.

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
The Trust paid the Managing Trustee $0, $0 and $0 as compensation for managing the Trust property for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 2000, 1999 and 1998; however, the Trust paid utility bills for the office of $990 in 2000, $780 in 1999, and $845 in 1998.

In 2000 and 1999, the Trust paid health insurance premiums of $3,589 and $8,090 on behalf of two Trustees, respectively. The Trust paid $0 and $315 to a credit card account of the Managing Trustee for reimbursement of Trust expenses during 2000 and 1999, respectively.

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
All of the Trust's properties are recorded at historical cost.

On December 31, 1997, National Properties Investment Trust, sold its sole real estate asset to a newly formed real estate investment trust company, the Philips International Realty Corp., a Maryland corporation.

The Trust's property and equipment are as follows:



NOTE 5 - 	Correction of Error:
     The accrued expenses and general and administrative expenses were overstated $2,182 in 1998. Accordingly, the accrual and related expense were adjusted to reflect the correct expense.

NOTE 6 - 	Going Concern:
The Trust during 1998, sold all 13,648 shares that it owned in Philips International Realty Corp. The Trust received gross proceeds of $221,480 and had realized losses of $178,520. Substantially all of the Trust's assets were held as cash as of December 31, 2000.
The Trust does not currently own any operating assets.   The Trust
was contractually bound to operate for one year until December 31, 1998. The Trustees of the Trust are investigating new properties as possible acquisitions for the Trust. Very preliminary negotiations are currently underway with a potential merger candidate. Should the Trust be unable to acquire a new property(ies) by the end of 2001, the Trustees will evaluate their options as to the best course of action for the Trust and will liquidate the Trust if it were to lose its REIT status.

NOTE 7- 	Sale of Lake Mary Property:
On December 31, 1997, the Trust exchanged its sole real estate holding for 32,000 shares of the Common Stock of New REIT, valued at $1,600,000 plus the assumption of its first mortgage. The total selling price was $2,161,940, resulting in a gain of $1,106,368. The Trust remains contingently liable on the first mortgage.






NOTE 7- 	Sale of Lake Mary Property: (Continued)
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

NOTE 9 - 	Contingencies:
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


NOTE 9 - 	Contingencies: (Continued)

A lawsuit was brought by a successor of the former Advisor
("Former Advisor") in the State of Connecticut against the Trust, Peter Stein (the Managing Trustee of the Trust) individually, and First Investment Properties, Inc. (a former Advisor of the Trust) for $105,000 plus interest, costs and attorney's fees. The suit contended that the Trust assumed and ratified the contract between First Investment Properties, Inc., which succeeded the Former Advisor
as Advisor.   The Trust contended it was never party to the contract
and vigorously defended these actions which it considered groundless. The suit was dismissed in November 2000.

Management is unable to determine the effects the above event will have on the financial condition of the Trust, if any.

NOTE 10-	Supplemental Disclosure of Cash Flow Information:


2000
1999
1998
Cash paid during the year -



    Income taxes
$  321
$   -
$
         -

    Interest

$   -
$   -
$       4,
937
Non-cash transaction -
  Share of Philips
International



    Realty Corp. common
stock
    Distributed as a
dividend

$   -

$   -

$
1,012,800

NOTE 11 -	Prior Period Adjustment:
During the year ended December 31, 2000, as a result of an audit of the 1997 state tax return a change was made to the retained earnings of the Company. The adjustment increased accrued expenses and accumulated deficit by $2,342.



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

The Trustees are as follows:

PETER M. STEIN

Mr. Stein, who is 50 years old, has a 26-year involvement in investment real estate, being involved in over 55 investment programs. Mr. Stein has directed his own firm since graduating from Lafayette College in 1973. As Managing Trustee (See Item 13 - Certain Relationships and Related Transactions) of the Trust, Mr. Stein oversees the administration of the Trust, and as such, is empowered to implement the intentions of the Trustees.








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

The Managing Trustee was not paid in 2000 for managing the Trust's property. However, the Trust paid health insurance premiums of $3,589 on behalf of two Trustees.

Management does not anticipate any management fees or other trustee fees to be paid to any trustee unless the Trust is able to acquire new real property.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

To the best knowledge of the Trust, on January 15, 2001, two shareholders of record owned more than five percent of its Shares of Beneficial Interest. The following Trustees hold shares of beneficial interest of the Trust.

		Name of		Amount and Nature
		Beneficial 		      Of Beneficial			Percentage
		   Owner		        Ownership			Ownership

		Gretchen Stein		73,255 Shares   		   	9.8%
Peter Stein		Indirectly -  54,124.77 Shares		7.2%
			 (same shares as above)
		Jay Goldman		Indirectly -  58,693.68 Shares	    	7.8%
		Robert R. Reibstein	4,003.00 Shares			0.5%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective in November 1995, the Trust offices are located at premises owned by the Managing Trustee. No rent was charged to the Trust in 2000, 1999 and 1998; however, the Trust paid utility bills for the office of $990 in 2000, $780 in 1999 and $845 in 1998.

In 2000 and 1999, the Trust paid health insurance premiums of $3,589 and $8,090 on behalf of two Trustees, respectively. The Trust paid $0 and $315 to a credit card account of the Managing Trustee for reimbursement of Trust expenses during 2000 and 1999, respectively.

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


NATIONAL PROPERTIES INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS


NATIONAL PROPERTIES INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS
(Continued)